Form 10QSB
period 2006-05-31
Real Estate Referral Center Inc.
filed 2006-08-03
CIK 1360564

=====================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED May 31, 2006

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 333-134680

REAL ESTATE REFERRAL CENTER INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

279 Midpark Way SE, Suite 102
Calgary, Alberta T2X 1M2
(Address of principal executive offices, including zip code.)

(403) 615-8917
(Registrant's telephone number, including area code)

The Company is a Shell company:       Yes [   ]     No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 1, 2006, the Company had 6,964,000 shares of common stock outstanding.

======================================================================================================

PART I

ITEM 1.     INTERIM FINANCIAL STATEMENTS

Real Estate Referral Center Inc.
(A Development Stage Company)

May 31, 2006

Financial Index

Real Estate Referral Center Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)
(unaudited)

	May 31, 2006 $	February 28, 2006 $

ASSETS

Current Assets

Cash	3,565	3,565

Total Assets	3,565	3,565

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable	6,956	-
Due to related party (Note 3(a))	15,000	15,000

Total Liabilities	21,956	15,000

Stockholders' Deficit

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value None issued and outstanding	-	-

Common Stock, 100,000,000 shares authorized, $0.00001 par value 5,000,000 shares issued and outstanding	50	50

Additional Paid-In Capital	4,950	4,950

Donated Capital (Notes 3(b) and (c))	2,000	800

Deficit Accumulated During the Development Stage	(25,391)	(17,235)

Total Stockholders' Deficit	(18,391)	(11,435)

Total Liabilities and Stockholders' Deficit	3,565	3,565

(The accompanying notes are an integral part of these financial statements.)

Financial Index

Real Estate Referral Center Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated from		From
	December 23, 2005	Three Months	December 23, 2005
	(Date of Inception)	Ended	(Date of Inception)
	to May 31,	May 31,	to February 28,
	2006	2006	2006
	$	$	$

Revenue			-

Expenses

Donated capital (Notes 3(b) and (c))	2,000	1,200	800
General and administrative	1,211	85	1,126
Professional fees	22,180	6,871	15,309

Total Expenses	25,391	8,156	17,235

Net Loss For the Period	(25,391)	(8,156)	(17,235)

Net Loss Per Share - Basic and Diluted		-	-

Weighted Average Shares Outstanding		5,000,000	5,000,000

(The accompanying notes are an integral part of these financial statements.)

Financial Index

Real Estate Referral Center Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

		From
	Three Months	December 23, 2005
	Ended	(Date of Inception)
	May 31,	to February 28,
	2006	2006
	$	$

Operating Activities

Net loss for the period	(8,156)	(17,235)

Adjustments to reconcile net loss to cash

Donated rent	600	400
Donated services	600	400

Change in working capital items

Accounts payable	6,956	-

Net Cash Used In Operating Activities	(8,156)	(17,235)

Financing Activities

Advances from a related party	-	15,000
Proceeds from issuance of common stock	-	5,000

Net Cash Flows Provided By Financing Activities	-	20,000

Increase in Cash	-	3,565

Cash - Beginning of Period	3,565	-

Cash - End of Period	3,565	3,565

Supplemental Disclosures

Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these financial statements.)

Financial Index Real Estate Referral Center Inc.
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2006
(unaudited)

1.	Development Stage Company

The Company was incorporated in the State of Nevada on December 23, 2005. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (" SFAS" ) No.7 " Accounting and Reporting by Development Stage Enterprises" . The Company' s principal business is the matching of real estate customers with realtors in Canada through website and word-of mouth contacts.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2006, the Company has never generated any revenues and has a working capital deficiency of $18,391 and accumulated losses of $25,391 since inception. These factors raise substantial doubt regarding the Company' s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company filed an SB-2 Registration Statement (" SB-2" ) which was approved with the United States Securities and Exchange Commission on June 21, 2006. The SB-2 registered 2,000,000 shares of common stock held for resale by existing shareholders. The Company will not receive any proceeds on the resale of common stock by existing shareholders.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company' s fiscal year-end is February 28.

	b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial Index Real Estate Referral Center Inc.
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2006
(unaudited)

2.	Summary of Significant Accounting Policies (continued)
	c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

	d)	Comprehensive Loss

SFAS No. 130, " Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	f)	Financial Instruments

Financial instruments, which include cash, and amounts due to a related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company' s operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company' s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	g)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 " Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Financial Index Real Estate Referral Center Inc.
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2006
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	h)	Foreign Currency Translation

The Company' s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 " Foreign Currency Translation" , using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	i)	Revenue Recognition

The Company will recognize revenue from referral fees in accordance with Securities and Exchange Commission Staff Bulletin No. 104 (" SAB 104" ), " Revenue Recognition in Financial Statements" .. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectibility is assured. The Company has not generated any revenue since inception on December 23, 2005.

	j)	Recent Accounting Pronouncements

In 2006, the FASB has issued SFAS No. 155 " Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" and No. 156 " Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" , but they will not have a material effect in the Company' s results of operations or financial position. Therefore, a description and its impact for each on the Company' s operations and financial position have not been disclosed.

	k)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company' s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Financial Index Real Estate Referral Center Inc.
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2006
(unaudited)

3.	Related Party Transactions

	a)	During the period ended February 28, 2006, the President of the Company advanced $15,000 to the Company for payment of legal fees. The amount is unsecured, non-interest bearing and payable on demand.

b)

Commencing January 1, 2006, the President of the Company provided management services to the Company with a fair values of $200 per month. During the three months ended May 31, 2006, donated services of $600 (February 28, 2006 - $400) was charged to operations and treated as donated capital.

c)

Commencing January 1, 2006, the President of the Company provided office space to the Company with a fair value of $200 per month. During the three months ended May 31, 2006, donated rent of $600 (February 28, 2006 - $400) was charged to operations and treated as donated capital.

4.	Common Stock

On December 27, 2005, the Company issued 5,000,000 shares of common stock at a price of $0.001 per share for cash proceeds of $5,000.

5.	Subsequent Events

On July 31, 2006, the Company issued 1,964,000 common shares of the Company for proceeds of $196,400.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up stage corporation and have not started operations or generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not purchased any contracts or generated any revenues from the development. We believe the technical aspects of our website will be sufficiently developed to use for our operations 90 days from August 1, 2006. On July 31, 2006 we completed our public offering and raised $196,400 by selling 1,964,000 shares of common stock to 55 persons. We have not begun operations, but will do so shortly.

We cannot guarantee that once we begin operations we will stay in business after operations have commenced. Further, if we are unable to attract enough clients to utilize our services, we may quickly use up the proceeds and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash.

If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. The $196,400 raised in our public offering will last at least one year and also provide funds for growth strategy. Other than as described in this paragraph, we have no other financing plans.

Plan of Operation

Again, we believe we can satisfy our cash requirements during the next 12 months. We will not be conducting any product research or development. We do not expect to purchase or sell significant equipment. We intend to hire additional employees on an as needed basis.

We intend to accomplish the foregoing through the following milestones which may require us to travel and entertain potential customers. The extent of our marketing program will be based upon the amount of money we raise in our offering. We also believe that we should begin to see results from our marketing campaign within 30 days from its initiation, or 90 days from setting up our office. This milestone is based upon our officers' and directors' previous and current work experiences, contacts as well as their life experiences.

We have completed our public offering. Our specific goal is to profitably sell our services on our Internet website to individual clients in need of finding an established and trustworthy realtor. We intend to accomplish the foregoing through the following milestones:

1.

We will immediately begin to establish our office and acquire the equipment we need to begin operations. Establishing our offices will take 7-10 days. We believe that it will cost $5,000 to establish our office. We do not immediately intend to hire employees. Our officers and directors will handle our administrative duties. A detailed breakdown of the cost of operating our office is set forth in the Use of Proceeds section of our prospectus.

2.

After our office is established, which we said should take 7-10 days, we intend to contact and negotiate with realtors. Once we have signed up a minimum of three realtors, we will ensure the web designer has completed the development on our website. We believe we should have the minimum of three realtors signed within 30 days of setting up our office. The negotiation of additional realtors will be ongoing during the life of our operations. We believe that it will cost up to $5,000.00 in order to have our website initially operational and $3,000.00 to have our database initially ready to receive information. Both the initial operation of the website and the database is anticipated to be ready within 60 days from the start date. The start date will be once a minimum of three Realtors have agreed to let us represent them. As realtors are signed by us, we will up-grade the website. As our customer base increases we will up-grade the database. Both upgrades will be ongoing during the life of our operations.

3.

As soon as our website is operational, which will be approximately 60 days from setting up our office, we will begin to market our services on the website in Alberta through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, billboards, telephone directories and flyers / mailers. We intend to target existing homeowners and inexperienced buyers and sellers. We may utilize inbound links that connect directly to our website from other sites. Potential clients can simply click on these links to become connected to our website from search engines and community and affiliated sites. We believe that it will cost a minimum of $10,000.00 for our marketing campaign. If we raise the maximum amount of proceeds from our offering, we will devote an additional $60,000.00 to our marketing program. Marketing is an ongoing matter that will continue during the life of our operations. We also believe that we should begin to see results from our marketing campaign within 30 days from its initiation, or 90 days from setting up our office.

4.

Within 90 days from the initial launch of our website, we believe that we will begin matching up customers with realtors. At some point, it may be necessary to hire one or two part-time salespeople to promote the service.

In summary, we should be in full operation and receiving orders within 100 days. We estimate that we will generate revenues 120 to 180 days after commencing operations.

Until our website is fully operational, we do not believe that clients will use our services to retain a realtor.

If we are unable to negotiate suitable terms with realtors, or if we are unable to attract clients to use our services, we may have to suspend or cease operations.

If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations

From Inception on December 23, 2005 to May 31, 2006

During this period we incorporated the company, hired the attorney, and hired the auditor for the preparation of public offering. We have prepared an internal business plan. Our loss since inception is $25,391 comprised primarily of legal and accounting fees related to our public offering. We have not started our proposed business operations and will not do so until for the next 100 days.

Since inception, we sold 5,000,000 shares of common stock to our officers and directors for $5,000. On July 31, 2006, we sold 1,964,000 shares in our public offering and raised $196,400.

Liquidity and capital resources

As of the date of this registration statement, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock. In July 2006, we also issued 1,964,000 shares in our public offering pursuant to section 5 of the Securities Act of 1933. This was accounted for as a sale of common stock.

As of May 31, 2006, our total assets were $3,565 in cash and our total liabilities were $21,956.

Recent accounting pronouncements

In 2006, the FASB has issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" and No. 156 "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140", but they will not have a material effect in the Company's results of operations or financial position. Therefore, a description and its impact for each on the Company's operations and financial position have not been disclosed.

ITEM 3.     CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

PART II OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

On June 21, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-134680, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. On July 31, 2006, we completed our public offering and raised $196,400 by selling 1,964,000 shares of common stock to 55 individuals. As of today, we have not spent any of the funds.

ITEM 6.     EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of August, 2006.

REAL ESTATE REFERRAL CENTER INC.

BY:	LISA MCINTOSH
Lisa McIntosh, President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer