Form 10QSB
period 2006-08-31
Real Estate Referral Center Inc.
filed 2006-10-12
CIK 1360564

=========================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED August 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [   ]

As of August 31, 2006, the Company had 6,964,000 shares of common stock outstanding.

=======================================================================================================

PART I

ITEM 1.     INTERIM FINANCIAL STATEMENTS

Real Estate Referral Center Inc.
(A Development Stage Company)

August 31, 2006

Real Estate Referral Center Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)
(unaudited)

	August 31, 2006 $	February 28, 2006 $

ASSETS

Current Assets

Cash	185,296	3,565
Total Assets	185,296	3,565

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable	3,293	-
Due to related party (Note 3(a))	20,000	15,000
Total Liabilities	23,293	15,000

Stockholders' Deficit

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value None issued and outstanding	-	-

Common Stock, 100,000,000 shares authorized, $0.00001 par value 6,964,000 and 5,000,000 shares issued and outstanding, respectively	70	50

Additional Paid-In Capital	201,330	4,950

Donated Capital (Notes 3(b) and (c))	3,200	800

Deficit Accumulated During the Development Stage	(42,597)	(17,235)
Total Stockholders' Deficit	162,003	(11,435)
Total Liabilities and Stockholders' Deficit	185,296	3,565

(The accompanying notes are an integral part of these financial statements.)

Real Estate Referral Center Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated from
	December 23, 2005	Three Months	Six Months
	(Date of Inception)	Ended	Ended
	to August 31,	August 31,	August 31,
	2006	2006	2006
	$	$	$

Revenue	-	-	-

Expenses

Donated capital (Notes 3(b) and (c))	3,200	1,200	2,400
General and administrative	3,824	2,613	2,698
Professional fees	35,573	13,393	20,264
Total Expenses	42,597	17,206	25,362
Net Loss For the Period	(42,597)	(17,206)	(25,362)

Net Loss Per Share - Basic and Diluted

Weighted Average Shares Outstanding		5,662,000	5,331,000

(The accompanying notes are an integral part of these financial statements.)

Real Estate Referral Center Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

Six Months
Ended
August 31,
2006
$

Operating Activities

Net loss for the period	(25,362)

Adjustments to reconcile net loss to cash

Donated rent	1,200
Donated services	1,200

Change in working capital items

Accounts payable	3,293
Net Cash Used In Operating Activities	(19,669)
Financing Activities
Advances from a related party	5,000
Proceeds from issuance of common stock	196,400
Net Cash Flows Provided By Financing Activities	201,400
Increase in Cash	181,731
Cash - Beginning of Period	3,565
Cash - End of Period	185,296
Supplemental Disclosures

Interest paid	-
Income taxes paid	-

(The accompanying notes are an integral part of these financial statements.)

Real Estate Referral Center Inc.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2006
(unaudited)

1.	Development Stage Company

The Company was incorporated in the State of Nevada on December 23, 2005. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting by Development Stage Enterprises". The Company's principal business is the matching of real estate customers with realtors in Canada through website and word-of mouth contacts.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2006, the Company has never generated any revenues and has accumulated losses of $42,597 since inception. These factors raise substantial doubt regarding the Company' s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company filed an SB-2 Registration Statement ("SB-2") with the United States Securities and Exchange Commission which was declared effective on June 21, 2006. Pursuant to the SB-2 the Company sold 1,964,000 shares of common stock at a price of $0.10 per share for cash proceeds of $196,400.

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
August 31, 2006
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
August 31, 2006
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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Integration No. 48, " Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard is not expected to have a material effect on the Company' s results of operations or financial position.

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

Real Estate Referral Center Inc.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2006
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	k)	Interim Financial Statements

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

3.	Related Party Transactions

a)

During the period ended August 31, 2006, the President of the Company advanced $20,000 to the Company for payment of legal and audit fees. The amount is unsecured, non-interest bearing and payable on demand.

b)

Commencing January 1, 2006 the President of the Company provided management services to the Company having a fair value of $200 per month. During the six months ended August 31, 2006, donated services of $1,200 (February 28, 2006 - $400) was charged to operations and treated as donated capital.

c)

Commencing January 1, 2006, the President of the Company provided office space to the Company having a fair value of $200 per month. During the six months ended August 31, 2006, donated rent of $1,200 (February 28, 2006 - $400) was charged to operations and treated as donated capital.

4.	Common Stock

	a)	On December 27, 2005, the Company issued 5,000,000 shares of common stock at a price of $0.001 per share for cash proceeds of $5,000.

	b)	On July 31, 2006, the Company issued 1,964,000 shares of common stock at a price of $0.10 per share for cash proceeds of $196,400.

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

We are a start-up stage corporation and have just recently started operations. Our website is being completed and our website address is www.realestatereferralcentre.com Our business has not realized any revenues from our business operations as we have not commenced any marketing campaign at the present time.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not purchased any contracts or generated any revenues from the development. We believe the technical aspects of our website will be sufficiently developed to use for our operations within 30 days from October 31, 2006. On July 31, 2006, we completed our public offering and raised $196,400 by selling 1,964,000 shares of common stock to 55 persons. We have begun operations, and plan on developing a marketing campaign shortly.

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

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. The $196,400 raised in our public offering will last at least one year and also provide funds for growth strategy. Other than as described in this paragraph, we have no other financing plans.

Plan of Operation

Again, we believe we can satisfy our cash requirements during the next 12 months. We will not be conducting any product research or development. We do not expect to purchase or sell significant equipment. We intend to hire additional employees on an as needed basis.

We intend to accomplish the foregoing through the following milestones which may require us to travel and entertain potential customers. The extent of our marketing program is being based upon the success of our initial marketing campaign. We also believe that we should begin to see results from our marketing campaign within 30 days from its initiation. This milestone is based upon our officers' and directors' previous and current work experiences, contacts as well as their life experiences.

We have completed our public offering. Our specific goal is to profitably sell our services on our Internet website to individual clients in need of finding an established and trustworthy realtor. We intend to accomplish the foregoing through the following milestones:

1.

We have begun establishing our office and started to acquire the equipment we need to begin operations. We believe that it will cost $5,000 to establish our office. We do not immediately intend to hire employees. Our officers and directors will handle our administrative duties. A detailed breakdown of the cost of operating our office is set forth in the Use of Proceeds section of our prospectus.

2.

We are presently negotiating with realtors. Once we have commitments from a minimum of three realtors, we will commence marketing our website. We believe we should have the minimum of three realtors signed shortly. The negotiation of additional realtors will be ongoing during the life of our operations. We believe that it will cost up to $5,000 in order to have our website initially operational and $3,000 to have our database initially ready to receive information. Both the initial operation of the website and the database is almost complete. As realtors are signed by us, we will up-grade the website. As our customer base increases we will up-grade the database. Both upgrades will be ongoing during the life of our operations.

3.

As soon as our website is operational, and we have at least 3 realtors committed, we will begin to market our services on the website in Alberta through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, billboards, telephone directories and flyers / mailers. We intend to target existing homeowners and inexperienced buyers and sellers. We may utilize inbound links that connect directly to our website from other sites. Potential clients can simply click on these links to become connected to our website from search engines and community and affiliated sites. We believe that it will cost a minimum of $10,000 for our marketing campaign. If our marketing campaign is successful, we will devote an additional $60,000 to our marketing program. Marketing is an ongoing matter that will continue during the life of our operations. We also believe that we should begin to see results from our marketing campaign within 30 days from its initiation.

4.

Within 30 days from the initial launch of our marketing campaign, we believe that we will begin matching up customers with realtors. At some point, it may be necessary to hire one or two part-time salespeople to promote the service.

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

Results of operations

From Inception on December 23, 2005 to August 31, 2006

During this period we incorporated the company, hired the attorney, and hired the auditor for the preparation of public offering. We have prepared an internal business plan. Our loss since inception is $42,597, comprised primarily of legal and accounting fees related to our public offering.

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

As at August 31, 2006, our total assets were $185,296 in cash and our total liabilities were $23,293.

Recent accounting pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Integration No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In 2006, the FASB has issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" and No. 156 "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140", but they will not have a material effect in the Company' s results of operations or financial position. Therefore, a description and its impact for each on the Company' s operations and financial position have not been disclosed.

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

PART II OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

On June 21, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-134680) permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. On July 31, 2006, we completed our public offering and raised $196,400 by selling 1,964,000 shares of common stock to 55 individuals. As of today, we have spent $13,393 from our offering on professional fees.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of October, 2006.

REAL ESTATE REFERRAL CENTER INC.

BY:	LISA MCINTOSH
Lisa McIntosh, President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer