Form 10QSB/A
period 2006-05-31
Real Estate Referral Center Inc.
filed 2006-11-29
CIK 1360564

============================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A-1

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

The Company is a Shell company:     Yes [ X ]     No [   ]

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

============================================================================================================

PART II OTHER INFORMATION

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of November, 2006.

REAL ESTATE REFERRAL CENTER INC.

BY:	LISA MCINTOSH
Lisa McIntosh, President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer