Form 10QSB
period 2006-11-30
Real Estate Referral Center Inc.
filed 2007-01-16
CIK 1360564

============================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

As of January 12, 2007, the Company had 6,964,000 shares of common stock outstanding.

=============================================================================================================

PART I

ITEM 1.      INTERIM FINANCIAL STATEMENTS

Real Estate Referral Center Inc.
(A Development Stage Company)

November 30, 2006

Index

Balance Sheets	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

Real Estate Referral Center Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)
(unaudited)

	November 30,	February 28,
	2006	2006
	$	$
ASSETS
Current Assets
Cash	159,232	3,565
Total Assets	159,232	3,565

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	1,300	–
Due to related party (Note 3(a))	–	15,000
Total Liabilities	1,300	15,000

Contingencies (Note 1)

Stockholders’ Equity (Deficit)

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value	–	–

Common Stock, 100,000,000 shares authorized, $0.00001 par value	70	50

Additional Paid-In Capital	201,330	4,950

Donated Capital (Notes 3(b) and (c))	4,400	800

Deficit Accumulated During the Development Stage	(47,868)	(17,235)
Total Stockholders’ Equity (Deficit)	157,932	(11,435)
Total Liabilities and Stockholders’ Equity (Deficit)	159,232	3,565

(The accompanying notes are an integral part of these financial statements)

Real Estate Referral Center Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated from	Three Months	Nine Months
	December 23, 2005	Ended	Ended
	(Date of Inception)	November 30, November 30,
	to November 30, 2006	2006	2006
	$	$	$

Revenue	–	–	–

Expenses

Donated capital (Notes 3(b) and (c))	4,400	1,200	3,600
General and administrative	4,140	316	3,014
Professional fees	39,328	3,755	24,019
Total Expenses	47,868	5,271	30,633

Net Loss For the Period	(47,868)	(5,271)	(30,633)

Net Loss Per Share – Basic and Diluted		-	(0.01)

Weighted Average Shares Outstanding		6,964,000	5,871,000

(The accompanying notes are an integral part of these financial statements)

Real Estate Referral Center Inc.
(A Development Stage Company)
Statement of Cash Flows
(Expressed in US dollars)
(unaudited)

Nine Months
Ended
November 30,
2006
$
Operating Activities

Net loss for the period	(30,633)

Adjustments to reconcile net loss to cash

Donated rent	1,800
Donated services	1,800

Change in working capital items

Accounts payable	1,300
Net Cash Used In Operating Activities	(25,733)

Financing Activities

Advances from a related party	5,000
Repayment of amounts due to related party	(20,000)
Proceeds from issuance of common stock	196,400
Net Cash Flows Provided By Financing Activities	181,400

Increase in Cash	155,667

Cash - Beginning of Period	3,565
Cash - End of Period	159,232

Supplemental Disclosures
Interest paid	–
Income taxes paid	–

(The accompanying notes are an integral part of these financial statements)

Real Estate Referral Center, Inc.
(A Development Stage Company)
Notes to the Financial Statements
November 30, 2006
(unaudited)

1.	Development Stage Company

The Company was incorporated in the State of Nevada on December 23, 2005. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the matching of real estate customers with realtors in Canada through website and word-of mouth contacts.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2006, the Company has never generated any revenues and has accumulated losses of $47,868 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company filed an SB-2 Registration Statement (“SB-2”) with the United States Securities and Exchange Commission which was declared effective on June 21, 2006. Pursuant to the SB-2, the Company issued 1,964,000 shares of common stock at a price of $0.10 per share for cash proceeds of $196,400.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is February 28.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2006 and February 28, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Real Estate Referral Center, Inc.
(A Development Stage Company)
Notes to the Financial Statements
November 30, 2006
(unaudited)

2.        Summary of Significant Accounting Policies (continued)

f)      Financial Instruments

Financial instruments, which include cash, and amounts due to a related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

g)      Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

h)        Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

i)       Revenue Recognition

The Company will recognize revenue from referral fees in accordance with Securities and Exchange Commission Staff Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectibility is assured. The Company has not generated any revenue since inception on December 23, 2005.

j)       Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending February 28, 2009. The Company is currently evaluating the impact of SFAS No. 157 on its financial statements

Real Estate Referral Center, Inc.
(A Development Stage Company)
Notes to the Financial Statements
November 30, 2006
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	j)	Recent Accounting Pronouncements (continued)

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In February 2006, the FASB has issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”, No. 156 “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, but they will not have a material effect in the Company’s results of operations or financial position. Therefore, a description and its impact for each on the Company’s operations and financial position have not been disclosed.

	k)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.	Related Party Transactions

(a)

During the period ended August 31, 2006, the President of the Company advanced $20,000 to the Company for payment of legal and audit fees. The amount is unsecured, non-interest bearing and payable on demand. In October 2006, the Company repaid the $20,000 owing to the President of the Company.

(b)

Commencing January 1, 2006 the President of the Company provided management services to the Company having a fair value of $200 per month. During the nine months ended November 30, 2006, donated services of $1,800 (February 28, 2006 - $400) was charged to operations and treated as donated capital.

(c)

Commencing January 1, 2006, the President of the Company provided office space to the Company having a fair value of $200 per month. During the nine months ended November 30, 2006, donated rent of $1,800 (February 28, 2006 - $400) was charged to operations and treated as donated capital.

4.	Common Stock

(a) On December 27, 2005, the Company issued 5,000,000 shares of common stock at a price of $0.001 per share for cash proceeds of $5,000.

(b) On July 31, 2006, the Company issued 1,964,000 shares of common stock at a price of $0.10 per share for cash proceeds of $196,400, pursuant to our SB-2 registration statement.

5.	Subsequent Event

On December 15, 2006, the President of the Company advanced $20,000 to the Company for working capital purposes. The amount is unsecured, non-interest bearing, and due on demand.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

We intend to accomplish the foregoing through the following milestones which may require us to travel and entertain potential customers. The extent of our marketing program is being based upon the success of our initial marketing campaign. We also believe that we should begin to see results from our marketing campaign within 30 days from its initiation. This milestone is based upon our officers’ and directors’ previous and current work experiences, contacts as well as their life experiences.

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

Results of operations

From Inception on December 23, 2005 to November 30, 2006

During this period we incorporated the company, hired the attorney, and hired the auditor for the preparation of public offering. We have prepared an internal business plan. Our loss since inception is $47,868, comprised primarily of legal and accounting fees related to our public offering.

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

As at November 30, 2006, our total assets were $159,232 in cash and our total liabilities were $1,300.

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending February 28, 2009. The Company is currently evaluating the impact of SFAS No. 157 on its financial statements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In February 2006, the FASB has issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”, No. 156 “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, but they will not have a material effect in the Company’s results of operations or financial position. Therefore, a description and its impact for each on the Company’s operations and financial position have not been disclosed.

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

PART II OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

On June 21, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-134680) permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. On July 31, 2006, we completed our public offering and raised $196,400 by selling 1,964,000 shares of common stock to 55 individuals. As of today, we have spent $17,148 from our offering on professional fees.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of January, 2007.

REAL ESTATE REFERRAL CENTER INC.

BY: LISA MCINTOSH
Lisa McIntosh, President, Principal Executive
Officer, Treasurer, Principal Financial Officer, and
Principal Accounting Officer