Form 10KSB
period 2006-02-28
Real Estate Referral Center Inc.
filed 2007-05-29
CIK 1360564

=============================================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2007
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-134680

REAL ESTATE REFERRAL CENTER INC.
 (Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

279 Midpark Way SE, Suite 102
Calgary, Alberta T2X 1M2
(Address of principal executive offices, including zip code.)

(403) 615-8917
(Registrant's telephone number, including area code)

The Company is a Shell company: Yes [ x ] No [   ]

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ x ] NO [   ]

=============================================================================================

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most fiscal year February 28, 2007: $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of February 28, 2007: $-0-.

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 15, 2007: 6,964,000 shares.

We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this section or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, when we use the words "believe," "expect," "anticipate" or similar expressions, we are making forward-looking statements. We are not required to release publicly the results of any revisions to these forward-looking statements we may make to reflect future events or circumstances.

PART I

ITEM 1. BUSINESS

General

We were incorporated in the state of Nevada on December 23, 2005. We have started operations. We have not generated revenues from operations, but must be considered a start-up business. Our statutory registered agent in Nevada is The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511. Our business office is located at 279 Midpark Way SE, Suite 102, Calgary, Alberta T2X 1M2. Our telephone number is (403) 615-8917.

We have no plans to change our planned business activities or to combine with another business, and we are not aware of any events or circumstances that might cause these plans to change.

We have not conducted any market research into the likelihood of success of our operations.

Background

Real estate referrals in Canada have traditionally been handled between Realtors working at established real estate broker firms. A Realtor in one geographical area would refer a client to another Realtor in another geographical area. The two Realtors would agree upon a referral fee which would be paid to the referring realtor once the client purchased or sold a piece of real estate.

Services

We cater to the newly located or inexperienced buyer or seller of residential real estate who do not have a pre-existing established relationship with a Realtor. We locate a Realtor for the client and charge a fee for locating the Realtor. The fee is paid by the Realtor. The client pays no fee.

The Process

The client provides us with information. The information includes the area they are living in or considering purchasing in; price range of the property being bought or sold; the type of residential property; and, other conditions of the purchase and sale established by the client. The information is primarily gathered via email and telephone conversations, but personal site visits are employed when necessary.

Once all the relevant information and preferences are gathered, the process of matching the client to a Realtor who best meets the client's needs is undertaken. The client are offered between one and three Realtors to consider. Personal interviews with the Realtors are coordinated by us.

In exchange for referring a Realtor to a client, once the transaction is complete, the Realtor pays us a fee of 25% per cent of whatever commission they receive on the transaction. We have an executed blanket agreement with each Realtor, prior to introducing our client to the Realtor.

If a transaction is not consummated, no fee is due and payable.

Our website

Our website is up and running under www.realestatereferralcentre.com. We hired an outside technology provider to develop our website. The IT company we hired provided the following services and products for the website: disk space, bandwidth, 155 mbit backbone, pop mailboxes, e-mail forwarding, e-mailing analysis, auto responder, front page support, unlimited FTP access and hotmetal/miva script. The foregoing will allow us to promote the use of our services in an attractive fashion, and communicate with our clients on-line.

Our website will become the virtual business card and portfolio for our company as well as our online "home." It will showcase the services we will supply and the portfolio of all future customers and the variety of advisory services that we will offer.

The website exhibits links to properties available for sale in the real estate market in Canada.

The website is a simple, well-designed site that is in keeping with the latest trends in user interface design. A site that is too flashy or tries to use too much of the latest Shockwave or Flash technology can be overdone and cause potential clients to look elsewhere. To those prospective clients that we are targeting, time is valuable and a website that takes too long to load or is difficult to navigate would not appeal to them.

The Internet is a worldwide medium of interconnected electronic and/or computer networks. Individuals and companies have recently recognized that the communication capabilities of the Internet provide a medium for not only the promotion and communication of ideas and concepts, but also for the presentation and sale of information, goods and services.

Procedure for Doing Business with Us

1.	We email, telephone or meet with the clients to get relevant questions answered relating to our advisory services.
2.	We disclose our fee and have the client execute a written contract with us.
3.	We find between one and three Realtors and introduce the Realtor(s) to the client for consideration.
4.	Upon completion or a real estate transaction we collect our fee from the referred Realtor.

Marketing Strategy

We have executed agreements with several Realtors in the Calgary, Alberta area. We are also promoting our service to the public. We charge a fee for our service. The fee is paid by the Realtor we introduce.

We offer direct advertising of our services on our website. We intend to begin a program of flyers and promotional material that we create for distribution by mailing and handouts at retail outlets.

Other methods of communication will include:

-	Regular e-mailings to potential customers with updated company information and market changes
-	Direct mail brochures and newsletters
-	Publications - through newspapers and in the real estate section of local newspapers.
-	Community Newsletters
-	Informal marketing/networking activities such as joining organizations or attending conferences.

Customer-based marketing will include:

-	Emphasizing repeat sales to clients who have used our services
-	Additional sales facilitated by links to our website
-	Strategic partnerships such as cooperative advertising

Website Marketing Strategy

Web marketing started with our known contacts being asked to recommend our site. We will continue the strategy with long-term efforts to develop recognition in professional forums. We intend to attract traffic to our website by a variety of online marketing tactics such as registering with top search engines using selected key words (meta tags) and utilizing link and banner exchange options.

Revenue

Initially, we intend to generate revenue from one source:

Fixed Fee - By charging a fixed fee of 25% of the Realtor's commission on the purchase or sale of a tract of real estate.

We are developing and maintaining a database of all our clients and Realtors in order to continuously build and expand our services.

There is no assurance that we will be able to interest the public or Realtors in participating in our services.

The website has been the primary tool used to launch the service and deal with the clients. Not only does it begin the process of assessing the clients' needs, it also allows the clients the opportunity to peruse properties available on the market, determine how much mortgage they qualify for and a variety of other services.

Competition

We face intense competition from numerous established Realtors which places us at a competitive disadvantage since they are more established within their network. Many of these Realtors have been working the referral business among themselves for years and will be reluctant to change the procedure of doing business. Many of these competitors will have greater customer bases, operating histories, financial, technical, personnel and other resources than we do at this time. There can be no assurances we will be able to break into this industry offering a new type of referral service.

The Realtor referral business as it exists now throughout Canada is highly competitive and is characterized by many individual Realtors, large organized real estate companies such as Remax and Royal Lepage and corporate relocation companies.

Companies compete for the referral business based on personal contacts, services offered, and reputation and in some cases, cost.

We do not currently have a strong competitive position in the Realtor referral business. However, no such service that we are aware of has been successfully launched in the marketplace in Canada and it may very well fill an important niche such as it has done in the United States. We will have to develop our competitive position. It is being attempted primarily through the promotion and use of the web site. We will advertise in local real estate publications and contact and maintain ongoing communication with client base from previous real estate transactions made by our President Lisa McIntosh and Director Bruce McIntosh.

Government Regulation

As we are operating in Alberta, any referral fees paid from a Realtor to us will have to be paid through a licensed Realtor involved with Real Estate Referral Center Inc. In our case that will be Lisa McIntosh or Bruce McIntosh. As such, in the future, we will always have to maintain involvement with at least one realtor. If we do not, we will have to cease operations.

We are not currently subject to direct federal, state, provincial, or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, the Internet is increasingly popular. As a result, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. We will not provide personal information regarding our users to third parties. However, the adoption of such consumer protection laws could create uncertainty in Web usage and reduce the demand for our products.

We are not certain how business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet market place. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation costs or increased service delivery costs. In addition, because our services are available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country. We are qualified to do business only in Nevada. Our failure to qualify in a jurisdiction where it is required to do so could subject it to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws currently apply to our business could have a material adverse affect on our business, results of operations and financial condition.

Insurance

We do not maintain any insurance relating to our business or operations.

Employees

We are a start-up stage company and currently have no employees, other than our officers and directors. We intend to hire additional employees on an as needed basis.

Our Office

Our office is located at 279 Midpark Way SE, Suite 102, Calgary, Alberta, Canada T2X 1M2. Our phone number is 403-615-8917. The office is located within the ReMax Landan site and is covered by an ongoing written contract between Remax and Bruce McIntosh.

Risks Associated with Real Estate Referral Center Inc.

1. Our auditors have issued a going concern opinion. Our auditors have issued a going concern opinion. This means that there is substantial doubt that we will be an ongoing business for the next twelve months.

2. We have been in operation for the past year and have losses that we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations. We were incorporated on December 23, 2005 and while we have several potential referral matches in the works, we have not realized any revenues. Since our success to date has been limited, we are unable to offer an evaluation of our future success or failure. Our net loss since inception is $52,178. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

*	our ability to locate purveyors who will provide their services to sell our clients' homes and to locate properties for resale to our clients
*	our ability to attract clients who will engage our services
*	our ability to generate revenues through the sale of our services

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

3. We are beginning to attract clients, and we cannot guarantee that the matches will prove successful in the end. So even if we maintain these clients, there is no assurance that we will make a profit. We currently have several potential matches with clients and Realtors in progress, but there is no guarantee that they will come together and secure a transaction or that we will generate a profit. If we cannot generate a profit, we will have to suspend or cease operations.

4. Because we are small and do not have much capital, we must primarily limit marketing of our services to potential known clients. As a result, we may not be able to attract enough clients to operate profitably. If we do not make a profit, we may have to suspend or cease operations. Because we are small and do not have much capital, we must primarily limit marketing of our services. We will initially generate revenues through the sale of services. Because we will be limiting our marketing activities, we may not be able to attract enough clients to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

5. Our services are subject to seasonal fluctuations and as a result there may be periods when we suspend operations. Seasonal fluctuations in the real estate market will adversely impact revenues and may impede future growth. Historically revenues in this area are strongest in the first and second quarters of the calendar year. Prolonged periods where there is a lack of revenue may cause cutbacks and create challenges for meaningful growth.

6. Because our officers and directors will only be devoting limited time to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of operations. This activity could prevent us from attracting clients and result in a lack of revenues that may cause us to suspend or cease operations. Our officers and directors are only devoting limited time to our operations. They each devote approximately 20 hours per week or 50% of their time to our operations. Because our officers and directors only devote limited time to our operations, our operations may be sporadic and occur at times which are convenient to our officers and directors. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a possible cessation of operations.

7. Because we have only two officers and directors who are responsible for our managerial and organizational structure, in the future, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us. We have only two officers and directors. They are responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When these controls are implemented, they will be responsible for the administration of the controls. Should they not have sufficient experience, they may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment.

8. Because we do not maintain any insurance, if a judgment is rendered against us, we may have to cease operations. We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party to a lawsuit, we may not have sufficient funds to defend the litigation. In the event that we do not defend the litigation or a judgment is rendered against us, we may have to cease operations.

9. If Lisa McIntosh and Bruce McIntosh resign or die without having found a replacement realtor, our operations will be suspended or cease. If that should occur, you could lose your investment. In order to generate revenues from a referred Realtor, we must employ a licensed Alberta Realtor. Lisa McIntosh and Bruce McIntosh, our President and secretary, are our sole licensed Realtors. We are entirely dependent upon them in order to collect a commission. If they should resign or die we will have no licensed Realtors and accordingly, cannot collect a commission. Further, we do not have key man insurance. If that should occur, until we find another licensed Realtor, we will suspend or cease entirely. In that event it is possible you could lose your entire investment.

10. Because our officers and directors who are also our promoters, own more than 50% of the outstanding shares, they will retain control of us and be able to decide who will be directors and you may not be able to elect any directors which could decrease the price and marketability of the shares. Our officers and directors own 71.80% of our outstanding shares of common stock and are able to elect all of our directors and control our operations, which could decrease the price and marketability of the shares.

11. Because there is a limited public trading market for our common stock, you may not be able to resell your stock. There is currently a limited public trading market for our common stock on the Bulletin Board operated by the National Association of Securities Dealers, Inc. Therefore you may not be able to resell your shares.

12. Because the SEC imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty reselling your shares and this may cause the price of the shares to decline. Our shares would be classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 and the rules promulgated thereunder which impose additional sales practice requirements on brokers/dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale for you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

ITEM 2. DESCRIPTION OF PROPERTY

We own no property other than personal property incidental to our business operations.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our shares are traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "RRFC."A summary of trading by quarter for 2006 and 2005 fiscal years is as follows:

Fiscal Year		High Bid	Low Bid
2006
	Fourth Quarter 10-1-06 to 12-31-06	$0.0	$0.0
	Third Quarter 7-1-06 to 9-30-06	$0.0	$0.0
	Second Quarter 4-1-06 to 6-30-06	$0.0	$0.0
	First Quarter 1-1-06 to 3-31-06	$0.0	$0.0
2005
	Fourth Quarter 10-1-05 to 12-31-05	$0.0	$0.0
	Third Quarter 7-1-05 to 9-30-05	$0.0	$0.0
	Second Quarter 4-1-05 to 6-30-05	$0.0	$0.0
	First Quarter 1-1-05 to 3-31-05	$0.0	$0.0

Of the 6,964,000 shares of common stock outstanding as of December 31, 2006, 5,000,000 shares were owned by our officers and directors. These shares may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At December 31, 2006, there were 57 holders of our common stock.

No common stock is subject to outstanding options, warrants or securities convertible into common stock.

Status of our public offering

On June 21, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-134680) permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. On July 31, 2006, we completed our public offering and raised $196,400 by selling 1,964,000 shares of common stock to 55 individuals. As of today, we have spent $ 22,159.39 from our offering proceeds on the following : $7,068 for accounting fees, $11,824 on legal fees and $3,267 on office expenses.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section Rule 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended, and Rules 15g-1 through 15g-6 promulgated thereunder. They impose additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses).

Rule 15g-1 exempts a number of specific transactions from the scope of the penny stock rules.

Rule 15g-2 declares unlawful broker/dealer transactions in penny stocks unless the broker/dealer has first provided to the customer a standardized disclosure document.

Rule 15g-3 provides that it is unlawful for a broker/dealer to engage in a penny stock transaction unless the broker/dealer first discloses and subsequently confirms to the customer current quotation prices or similar market information concerning the penny stock in question.

Rule 15g-4 prohibits broker/dealers from completing penny stock transactions for a customer unless the broker/dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

Rule 15g-5 requires that a broker/dealer executing a penny stock transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales persons compensation.

Rule 15g-6 requires broker/dealers selling penny stocks to provide their customers with monthly account statements.

Rule 15g-9 requires broker/dealers to approved the transaction for the customer's account; obtain a written agreement from the customer setting forth the identity and quantity of the stock being purchased; obtain from the customer information regarding his investment experience; make a determination that the investment is suitable for the investor; deliver to the customer a written statement for the basis for the suitability determination; notify the customer of his rights and remedies in cases of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

The application of the penny stock rules may affect your ability to resell your shares.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

We are a start-up stage corporation and have not generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not purchased any contracts or generated any revenues from the development. We must now raise cash from operations. Our only other source for cash at this time is the investments made by others in our company. Even though we raised the maximum amount of money in this offering, we do not know how long the money will last, however, we do believe it will last twelve months.

Although we raised the maximum amount in the offering, we cannot guarantee that we will stay in business. Further, if we are unable to attract enough clients to utilize our services, we may quickly use up the proceeds from the amount of money from this offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash.

If at some point we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. We believe we have sufficient funds in place to last a year, but with limited funds available to develop growth strategy. Other than as described in this paragraph, we have no other financing plans.

Plan of Operation

Following the successful offering, we believe we can satisfy our cash requirements during the next 12 months. We will not be conducting any product research or development. We do not expect to purchase or sell significant equipment. We intend to hire additional employees on an as needed basis.

We intend to accomplish the foregoing through the following milestones which may require us to travel and entertain potential customers. Marketing is an ongoing matter that will continue during the life of our operations. We also believe that we should begin to see greater results from our marketing campaign within 30 days from the initiation of our broader marketing program. This milestone is based upon our officers' and directors' previous and current work experiences, contacts as well as their life experiences.

Our specific goal is to profitably sell our services through various marketing tools and on our internet website to individual clients in need of finding an established and trustworthy Realtor. We intend to accomplish the foregoing through the following milestones:

1.

Ongoing advertising in a variety of publications targeted at reaching our target market. These publications would include real estate focused magazines, local daily newspapers and monthly community newsletters

2.	Regular emailings, direct mail brochures and newsletters to our target circle of influence group including past clients from prior years in the traditional real estate business.
3.

Once the circle of influence program is in place, the direct mail brochure and newsletter portion of the marketing program will be expanded to include target communities and retail outlets situated in those areas who may be convinced to distribute material to their clients - i.e. builder show home offices where potential clients are often requiring the sale of their home prior to buying a new one.

4.

Forming strategic partnership with other businesses which would benefit from advertising our services, ie. mortgage broker, home inspection company, interior decorator, etc. A formal referral program will be put in place between ourselves and these businesses. Options for shared links on websites and inclusion in their advertising will be explored.

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

Results of operations

From Inception on December 23, 2005 to February 28, 2007

During this period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. Our loss since inception is $ 52,178.

Since inception, we sold 5,000,000 shares of common stock to our officers and directors for $5,000 and 1,964,000 shares of common stock to 55 individuals in consideration of $196,400.

Liquidity and capital resources

As of the date of this registration statement, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock. We also issued 1,964,000 shares of common stock to 55 individuals. This was also accounted for as a sale of common stock.

As of February 28, 2007, our total assets were $ 176,094 in cash and our total liabilities were $21, 272 comprised of a loan from our President to pay for legal, accounting and other expenses associated with the this offering.

PART III

ITEM 7. FINANCIAL STATEMENTS.

Real Estate Referral Center Inc.
(A Development Stage Company)

February 28, 2007

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Real Estate Referral Centre Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Real Estate Referral Centre Inc. (A Development Stage Company) as of February 28, 2007 and 2006, and the related statement of operations, cash flows and stockholders' equity (deficit) for the year ended February 28, 2007 and the period from December 23, 2005 (Date of Inception) to February 28, 2006 and accumulated from December 23, 2005 (Date of Inception) to February 28, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Referral Centre Inc. (A Development Stage Company) as of February 28, 2007 and 2006, and the results of its operations and its cash flows for the year ended February 28, 2007 and the period from December 23, 2005 (Date of Inception) to February 28, 2006 and accumulated from December 23, 2005 (Date of Inception) to February 28, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues and has incurred operating losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS
Vancouver, Canada
March 29, 2007

Real Estate Referral Center Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

	February 28, 2007 $	February 28, 2006 $

ASSETS

Current Assets

Cash	176,094	3,565

Total Assets	176,094	3,565

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	1,272	-
Due to related party (Note 3(a))	20,000	15,000

Total Liabilities	21,272	15,000

Commitments (Note 1) Stockholders' Equity (Deficit)

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value None issued and outstanding	-	-

Common Stock, 100,000,000 shares authorized, $0.00001 par value 6,964,000 and 5,000,000 shares issued and outstanding, respectively	70	50

Additional Paid-In Capital	201,330	4,950

Donated Capital (Notes 3(b) and (c))	5,600	800

Deficit Accumulated During the Development Stage	(52,178)	(17,235)

Total Stockholders' Equity (Deficit)	154,822	(11,435)

Total Liabilities and Stockholders' Equity (Deficit)	176,094	3,565

(The accompanying notes are an integral part of these financial statements.)

Real Estate Referral Center Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)

			For the Period
			From December
	Accumulated from	For the Year	23, 2005 (Date of
	December 23, 2005	Ended	Inception) to
	(Date of Inception)	February 28,	February 28,
	to February 28, 2007	2007	2006
	$	$	$

Revenue	-	-	-

Expenses

Donated expenses (Notes 3(b) and (c))	5,600	4,800	800
General and administrative	4,478	3,352	1,126
Professional fees	42,100	26,791	15,309

Total Expenses	52,178	34,943	17,235

Net Loss For the Period	(52,178)	(34,943)	(17,235)

Net Loss Per Share - Basic and Diluted		(0.01)	(0.01)

Weighted Average Shares Outstanding		6,141,000	5,000,000

(The accompanying notes are an integral part of these financial statements.)

Real Estate Referral Center Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

	Accumulated from	For the Year	For the Year
	December 23, 2005	Ended	Ended
	(Date of Inception)	February 28,	February 28,
	to February 28, 2007	2007	2006
	$	$	$

Operating Activities

Net loss for the period	(52,178)	(34,943)	(17,235)

Adjustments to reconcile net loss to cash

Donated rent	2,800	2,400	400
Donated services	2,800	2,400	400

Change in operating assets and liabilities

Accounts payable	1,272	1,272	-

Net Cash Used In Operating Activities	(45,306)	(28,871)	(16,435)

Financing Activities

Advances from a related party	20,000	5,000	15,000
Proceeds from issuance of common stock	201,400	196,400	5,000

Net Cash Flows Provided By Financing Activities	221,400	201,400	20,000

Increase in Cash	176,094	172,529	3,565

Cash - Beginning of Period	-	3,565	-

Cash - End of Period	176,094	176,094	3,565

Supplemental Disclosures

Interest paid	-	-	-
Income taxes paid	-	-	-

(The accompanying notes are an integral part of these financial statements.)

Real Estate Referral Center Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from December 23, 2005 (Date of Inception) to February 28, 2007
(Expressed in US dollars)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-In	Donated	Development
	Shares	Par Value	Capital	Capital	Stage	Total
	#	$	$	$	$	$

Balance - December 23, 2005 (Date of Inception)	-	-	-	-	-	-

Common stock issued for cash at $0.001 per share	5,000,000	50	4,950	-	-	5,000

Donated capital	-	-	-	800	-	800

Net loss for the period	-	-	-	-	(17,235)	(17,235)

Balance - February 28, 2006	5,000,000	50	4,950	800	(17,235)	(11,435)

Common stock issued for cash at $0.10 per share	1,964,000	20	196,380	-	-	196,400

Donated capital	-	-	-	4,800	-	4,800

Net loss for the year	-	-	-	-	(34,943)	(34,943)

Balance - February 28, 2007	6,964,000	70	201,330	5,600	(52,178)	154,822

(The accompanying notes are an integral part of these financial statements.)

Real Estate Referral Center Inc.
(A Development Stage Company)
Notes to the Financial Statements
February 28, 2007

1.	Development Stage Company

Real Estate Referral Center Inc. (The "Company") was incorporated in the State of Nevada on December 23, 2005. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting by Development Stage Enterprises". The Company's principal business is the matching of real estate customers with realtors in Canada through website and word-of mouth contacts.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2007, t he Company has never generated any revenues and has accumulated losses of $52,178 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective on June 21, 2006. The Company is currently trading on the NASD Over-the-Counter Bulletin Board (" OTCBB") under the symbol "RRFC".

On July 31, 2006, the Company issued 1,964,000 shares of common stock at a price of $0.10 per share for cash proceeds of $196,400.
2.	Summary of Significant Accounting Policies
	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is February 28.

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

The Company regularly evaluates estimates and assumptions related to donated expenses and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Real Estate Referral Center Inc.
(A Development Stage Company)
Notes to the Financial Statements
February 28, 2007

2.	Summary of Significant Accounting Policies (continued)
	d )	Comprehensive Loss

SFAS No. 130, " Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	e)	Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.
	f)	Financial Instruments

Financial instruments, which include cash, accounts payable, and amounts due to a related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	g)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

	h)	Foreign Currency Translation

The Company' s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 "Foreign Currency Translation", using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	i)	Revenue Recognition

The Company will recognize revenue from referral fees in accordance with Securities and Exchange Commission Staff Bulletin No. 104 ("SAB 104"), " Revenue Recognition in Financial Statements". Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectibility is assured. The Company has not generated any revenue since inception on December 23, 2005.

	j)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including and amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending February 28, 2009. The Company is currently evaluating the impact of SFAS No. 159 on its financial statements.

Real Estate Referral Center Inc.
(A Development Stage Company)
Notes to the Financial Statements
February 28, 2007

2.	Summary of Significant Accounting Policies (continued)
	j)	Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 158 " Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132 (R)" SFAS No. 158 requires employers to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. As such, the Company is required to adopt these provisions effective this fiscal year end. The adoption of this statement has no material effect on the Company' s reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending February 28, 2009. The Company is currently evaluating the impact of SFAS No. 157 on its financial statements.

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

3.	Related Party Transactions

During the year ended February 28, 2007, the President of the Company advanced $5,000 (February 28, 2006 - $15,000) to the Company for payment of legal and audit fees. At February 28, 2007 the balance owing of $20,000 is unsecured, non-interest bearing, and payable on demand.

Commencing January 1, 2006, the President of the Company provided management services to the Company having a fair value of $200 per month. During the year ended February 28, 2007, donated services of $2,400 (2006 - $400) was charged to operations and treated as donated capital.

Commencing January 1, 2006, the President of the Company provided office space to the Company having a fair value of $200 per month. During the year ended February 28, 2007, donated rent of $2,400 (February 28, 2006 - $400) was charged to operations and treated as donated capital.

Refer to Note 4(a).
4.	Common Stock
	a)	On December 27, 2005, the Company issued 5,000,000 shares of common stock to the President of the Company at a price of $0.001 per share for cash proceeds of $5,000.
	b)	On July 31, 2006, the Company issued, pursuant to an SB-2 Registration Statement, 1,964,000 shares of common stock at a price of $0.10 per share for cash proceeds of $196,400.

Real Estate Referral Center Inc.
(A Development Stage Company)
Notes to the Financial Statements
February 28, 2007

5.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $46,500, which commence expiring in 2026. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the years ended February 28, 2007 and 2006, the valuation allowance established against the deferred tax assets increased by $10,243 and $6,032, respectively.

The components of the net deferred tax asset at February 28, 2007 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are listed below:

	February 28,	February 28,
	2007	2006
	$	$
Net Operating Losses	46,500	17,235
Statutory Tax Rate	35%	35%
Effective Tax Rate	-	-
Deferred Tax Asset	16,275	6,032
Valuation Allowance	(16,275)	(6,032)
Net Deferred Tax Asset	-	-

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-KSB. Our financial statements for the period from inception to February 28, 2007, included in this report have been audited by Manning Elliott LLP, Chartered Accountants, 11th Floor - 1050 West Pender Street, Vancouver, British Columbia, Canada V6E 3S7, as set forth in their report included in this report.

ITEM 8A. CONTROLS AND PROCEDURES.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)

Lisa McIntosh	41	president, chief executive officer, treasurer, chief
60 Mount Kidd SE		financial officer, chief accounting officer, and
Calgary, Alberta T2Z 3C5		a member of the board of directors

Bruce McIntosh	61	secretary and a member of the board of directors
164 Chaparral Circle SE
Calgary, Alberta T2X 3M2

The persons named above has held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

Lisa McIntosh has been our president, chief executive officer, treasurer, chief financial officer, chief accounting officer, and a member of our board of directors since our inception on December 23, 2005. Since August 1996, Ms. McIntosh has been a real estate agent associated with ReMax specializing in the sale of residential, rural and commercial real estate in the Calgary, Alberta area. From March 1994 to September 2000, Ms. McIntosh was New Homes Sales Area Manager for Beattie Homes. She was responsible for staffing and new homes sales out of show homes in various areas of Calgary, Alberta, Canada. Ms. McIntosh holds a Bachelor of Arts degree in journalism and communications from the University of Regina. Lisa McIntosh is the daughter of Bruce McIntosh, our secretary and a member of the board of directors.

Bruce McIntosh has been secretary, and a member of our board of directors since our inception on December 23, 2005. From June 1999 to the present, Mr. McIntosh was a Real Estate Agent with ReMax Landan in Calgary specializing in rural, commercial and development properties. Bruce McIntosh is the father of Lisa McIntosh, our president, principal executive officer, treasurer, principal financial officer, principal accounting officer and a member of the board of directors.

Conflicts of Interest

There are no conflicts of interest.

Involvement in Certain Legal Proceedings

Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of our code of ethics is filed as an exhibit to this report.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of our disclosure committee charter is filed as an exhibit to this report.

Section 16(a) of the Securities Exchange Act of 1934

As of the date of this report, we are not subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us from inception on December 23, 2005 through February 28, 2007. The compensation addresses all compensation awarded to, earned by, or paid the to our named executive officers for the fiscal year ended February 28, 2007. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Executive Officer Compensation Table

						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Lisa McIntosh	2007	0	0	0	0	0	0	0	0
President & Treasurer	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0

Bruce McIntosh	2007	0	0	0	0	0	0	0	0
Secretary	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0

The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year. Our fiscal year end is February 28, 2007.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension
Value and
	Fees			Non-Equity	Nonqualified	All
	Earned			Incentive	Deferred	Other
	or Paid	Stock	Option	Plan	Compensation	Compen-
	in Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Lisa McIntosh	0	0	0	0	0	0	0

Bruce McIntosh	0	0	0	0	0	0	0

We do not plan to pay any compensation to our officers or directors in 2008. We will not begin paying our officers compensation until we have adequate funds to do so.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

Name and Address	Number of Shares	Percentage of
Beneficial Owner [1]	Owned	Shares Owned

Lisa McIntosh	2,500,000	35.90%
60 Mount Kidd Point SE
Calgary, Alberta T2Z 3C5

Bruce McIntosh	2,500,000	35.90%
164 Chaparral Circle
Calgary, Alberta T2X 3M2

All officers and directors as	5,000,000	71.80%
a group (2 Individuals)

[1]

The persons named above may be deemed to be "parents" and "promoters" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his or her direct and indirect stock holdings. Ms. McIntosh and Mr. McIntosh are our only "promoters."

Changes in Control

There are no arrangements which may result in a change of control of Real Estate Referral Center Inc. There are no known persons that may assume control of us.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December 2005, we issued a total of 2,500,000 shares of restricted common stock to Lisa McIntosh, one of our officers and directors in consideration of $2,500 and 2,500,000 shares of restricted common stock to Bruce McIntosh, one of our officers and directors in consideration of $2,500.

Lisa McIntosh, our president, loaned us the sum of $15,000 to pay for legal, accounting and other expenses associated with this offering. The amount due Ms. McIntosh has not been repaid. The loan is without interest, unsecured, and due on demand. The agreement with Ms. McIntosh is oral. There is no written documentation evidencing the same.

PART IV

ITEM 13. EXHIBITS

Exhibits

The following exhibits are incorporated by reference from our Form SB-2 registration statement filed with SEC on June 2, 2006, SEC file no. 333-134680. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1	Articles of Incorporation.
3.2	Bylaws.
4.1	Specimen Stock Certificate.

The following documents are included herein:

Exhibit No.	Document Description

14.1	Code of Ethics.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
99.1	Audit Committee Charter.
99.2	Disclosure Committee Charter.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2007	$7,600	Manning Elliott, LLP, Independent Registered Public Accountants
2006	$-0-	Manning Elliott, LLP, Independent Registered Public Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2007	$-0-	Manning Elliott, LLP, Independent Registered Public Accountants
2006	$-0-	Manning Elliott, LLP, Independent Registered Public Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007	$-0-	Manning Elliott, LLP, Independent Registered Public Accountants
2006	$-0-	Manning Elliott, LLP, Independent Registered Public Accountants

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007	$-0-	Manning Elliott, LLP, Independent Registered Public Accountants
2006	$-0-	Manning Elliott, LLP, Independent Registered Public Accountants

(5) Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-KSB and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Calgary, Alberta, Canada, on this 29th day of May, 2007.

REAL ESTATE REFERRAL CENTER INC.

BY:	LISA McINTOSH
Lisa McIntosh, President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer, and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

LISA McINTOSH	President, Principal Executive Officer,	May 29, 2007
Lisa McIntosh	Treasurer, Principal Accounting Officer,
Principal Financial Officer, and a Director

BRUCE McINTOSH	Secretary and a Director	May 29, 2007
Bruce McIntosh