Form 10QSB
period 2007-05-31
Real Estate Referral Center Inc.
filed 2007-07-09
CIK 1360564

=============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED May 31, 2007
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 000-52720

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [     ]

As of July 6, 2007, the Company had 6,964,000 shares of common stock outstanding.

=============================================================================================

PART I

ITEM 1. INTERIM FINANCIAL STATEMENTS

Real Estate Referral Center Inc.
(A Development Stage Company)

May 31, 2007

Real Estate Referral Center Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)
(unaudited)

	May 31, 2007 $	February 28, 2007 $

ASSETS

Current Assets

Cash	173,220	176,094

Total Assets	173,220	176,094

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	-	1,272
Accrued liabilities	5,830	-
Due to related party (Note 3(a))	20,000	20,000

Total Liabilities	25,830	21,272

Commitments (Note 1) Stockholders' Equity

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value None issued and outstanding	-	-

Common Stock, 100,000,000 shares authorized, $0.00001 par value 6,964,000 shares issued and outstanding	70	70

Additional Paid-In Capital	201,330	201,330

Donated Capital (Notes 3(b) and (c))	6,800	5,600

Deficit Accumulated During the Development Stage	(60,810)	(52,178)

Total Stockholders' Equity	147,390	154,822

Total Liabilities and Stockholders' Equity	173,220	176,094

(The accompanying notes are an integral part of these financial statements.)

Real Estate Referral Center Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated from	Three Months	Three Months
	December 23, 2005	Ended	Ended
	(Date of Inception)	May 31,	May 31,
	to May 31, 2007	2007	2006
	$	$	$

Revenue	-	-	-

Expenses

Donated capital (Notes 3(b) and (c))	6,800	1,200	1,200
General and administrative	4,490	12	85
Professional fees	49,520	7,420	6,871

Total Expenses	60,810	8,632	8,156

Net Loss For the Period	(60,810)	(8,632)	(8,156)

Net Loss Per Share - Basic and Diluted		-	-

Weighted Average Shares Outstanding		6,964,000	5,000,000

(The accompanying notes are an integral part of these financial statements.)

Real Estate Referral Center Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	Accumulated from	Three Months	Three Months
	December 23, 2005	Ended	Ended
	(Date of Inception)	May 31,	May 31,
	to May 31, 2007	2007	2006
	$	$	$

Operating Activities

Net loss for the period	(60,810)	(8,632)	(8,156)

Adjustments to reconcile net loss to cash

Donated rent	3,400	600	600
Donated services	3,400	600	600

Change in working capital items

Accounts payable and accrued liabilities	-	4,558	6,956

Net Cash Used In Operating Activities	(48,180)	(2,874)	-

Financing Activities

Advances from a related party	20,000	-	-
Proceeds from issuance of common stock	201,400	-	-

Net Cash Flows Provided By Financing Activities	221,400	-	-

Increase in Cash	173,220	(2,874)	-

Cash - Beginning of Period	-	176,094	3,565

Cash - End of Period	173,220	173,220	3,565

Supplemental Disclosures

Interest paid	-	-	-
Income taxes paid	-	-	-

(The accompanying notes are an integral part of these financial statements.)

Real Estate Referral Center Inc.
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2007
(unaudited)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the future attainment of profitable operations. As at May 31, 2007, the Company has never generated any revenues and has accumulated losses of $60,810 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is February 28.

b)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

c)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Real Estate Referral Center Inc.
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2007
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

The Company regularly evaluates estimates and assumptions related to donated expenses, and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d)	Basic and Diluted Net Income (Loss) Per Share

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

e)	Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

f)	Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

g)	Financial Instruments

Financial instruments, which include cash, accounts payable, accrued liabilities and amounts due to a related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Real Estate Referral Center Inc.
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2007
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

h)	Income Taxes

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

i)	Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 "Foreign Currency Translation", using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

j)	Revenue Recognition

The Company will recognize revenue from referral fees in accordance with Securities and Exchange Commission Staff Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements". Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectibility is assured. There has been no revenue for the period from inception to May 31, 2007.

k)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including and amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending February 28, 2009. The Company is currently evaluating the impact of SFAS No. 159 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company's financial statements.

Real Estate Referral Center Inc.
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2007
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of this statement had no material effect on the Company's reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132 (R)" SFAS No. 158 requires employers to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement had no material effect on the Company's reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending February 28, 2009. The Company is currently evaluating the impact of SFAS No. 157 on its financial statements, and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

Real Estate Referral Center Inc.
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2007
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

3.	Related Party Transactions

(a)

During the year ended February 28, 2007, the President of the Company advanced $5,000 to the Company for payment of professional fees. At May 31, 2007, the balance owing of $20,000 (February 28, 2007 - $20,000) is unsecured, non-interest bearing and payable on demand.

(b)

Commencing January 1, 2006 the President of the Company provided management services to the Company with a fair value of $200 per month. During the three months ended May 31, 2007, donated services of $600 (May 31, 2006 - $600) was charged to operations and treated as donated capital.

(c)

Commencing January 1, 2006, the President of the Company provided office space to the Company with a fair value of $200 per month. During the three months ended May 31, 2007, donated rent of $600 (May 31, 2006 - $600) was charged to operations and treated as donated capital.

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
3.

Once the circle of influence program is in place, the direct mail brochure and newsletter portion of the marketing program will be expanded to include target communities and retail outlets situated in those areas who may be convinced to distribute material to their clients - ie. builder show home offices where potential clients are often requiring the sale of their home prior to buying a new one.

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

Results of operations

From Inception on December 23, 2005 to May 31, 2007

During this period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. Our loss since inception is $60,810.

Since inception, we sold 5,000,000 shares of common stock to our officers and directors for $5,000 and 1,964,000 shares of common stock to 55 individuals in consideration of $196,400.

Liquidity and capital resources

As of the date of this report, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock. We also issued 1,964,000 shares of common stock to 55 individuals. This was also accounted for as a sale of common stock.

As of May 31, 2007, our total assets were $173,220 in cash and our total liabilities were $25,830 comprised of a $20,000 loan from our president to pay for legal, accounting and other expenses and $5,830 in accrued liabilities .

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the three month period ending May 31, 2007, we spent $8,632 of the proceeds of the public offering for professional fees, general administrative, and donated fees.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of July, 2006.

REAL ESTATE REFERRAL CENTER INC.

BY: LISA McINTOSH
Lisa McIntosh, President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer