Form 10QSB
period 2007-08-31
Real Estate Referral Center Inc.
filed 2007-10-11
CIK 1360564

=============================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED August 31, 2007

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

The Company is a Shell company: Yes [X ] No [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of October 10, 2007, the Company had 6,964,000 shares of common stock outstanding.

=============================================================================================================

PART I

ITEM 1.      INTERIM FINANCIAL STATEMENTS

Real Estate Referral Center Inc.
(A Development Stage Company)

August 31, 2007

Index

Balance Sheets	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

Real Estate Referral Center Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)
(unaudited)

	August 31,	February 28,
	2007	2007
	$	$
ASSETS
Current Assets
Cash	166,428	176,094
Total Assets	166,428	176,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities

Accounts payable	2,945	1,272
Due to related party (Note 3(a))	20,000	20,000
Total Liabilities	22,945	21,272

Commitments (Note 1)

Stockholders’ Equity

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value
None issued and outstanding	–	–

Common Stock, 100,000,000 shares authorized, $0.00001 par value
6,964,000 shares issued and outstanding	70	70

Additional Paid-In Capital	201,330	201,330

Donated Capital (Notes 3(b) and (c))	8,000	5,600

Deficit Accumulated During the Development Stage	(65,917)	(52,178)

Total Stockholders’ Equity	143,483	154,822

Total Liabilities and Stockholders’ Equity	166,428	176,094

(The accompanying notes are an integral part of these financial statements.)

Real Estate Referral Center Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated from	Three Months		Six Months
	December 23, 2005	Ended		Ended
	(Date of inception)	August 31,	August 31,	August 31,	August 31,
	to August 31, 2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses
Donated capital (Notes 3(b) and (c))	8,000	1,200	1,200	2,400	2,400
Professional fees	53,415	3,895	13,393	11,315	20,264
General and administrative	4,502	12	2,613	24	2,698
Total Expenses	65,917	5,107	17,206	13,739	25,362

Net Loss For the Period	(65,917)	(5,107)	(17,206)	(13,739)	(25,362)

Net Loss Per Share – Basic and Diluted	–	–	–	–	–

Weighted Average Shares Outstanding		6,964,000	5,662,000	6,964,000	5,331,000

(The accompanying notes are an integral part of these financial statements.)

Real Estate Referral Center Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	Accumulated from	Six Months	Six Months
	December 23, 2005	Ended	Ended
	(Date of Inception)	August 31,	August 31,
	to August 31, 2007	2007	2006
	$	$	$
Operating Activities
Net loss for the period	(65,917)	(13,739)	(25,362)

Adjustments to reconcile net loss to cash

Donated rent	4,000	1,200	1,200
Donated services	4,000	1,200	1,200

Change in working capital items

Accounts payable	2,945	1,673	3,293

Net Cash Used In Operating Activities	(54,972)	(9,666)	(19,669)

Financing Activities

Advances from a related party	20,000	–	5,000
Proceeds from issuance of common stock	201,400	–	196,400

Net Cash Flows Provided By Financing
Activities	221,400	–	201,400

Increase (Decrease) in Cash	166,428	(9,666)	181,731

Cash - Beginning of Period	–	176,094	3,565

Cash - End of Period	166,428	166,428	185,296

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements.)

Real Estate Referral Center Inc.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2007
(unaudited)

1.	Development Stage Company

Real Estate Referral Center Inc. (The “Company”) was incorporated in the State of Nevada on December 23, 2005. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the matching of real estate customers with realtors in Canada through website and word-of mouth contacts.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2007, the Company has never generated any revenues and has accumulated losses of $65,917 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company regularly evaluates estimates and assumptions related to donated expenses, and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Real Estate Referral Center Inc.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2007
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	f)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	g)	Financial Instruments

Financial instruments, which include cash, accounts payable and amounts due to a related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Real Estate Referral Center Inc.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2007
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	j)	Revenue Recognition

The Company will recognize revenue from referral fees in accordance with Securities and Exchange Commission Staff Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectibility is assured. There has been no revenue for the period from inception to August 31, 2007.

	k)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board “(FASB)” issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including and amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending February 28, 2009. The Company is currently evaluating the impact of SFAS No. 159 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of this statement had no material effect on the Company’s reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132 (R)” SFAS No. 158 requires employers to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement had no material effect on the Company’s reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending February 28, 2009. The Company is currently evaluating the impact of SFAS No. 157 on its financial statements, and the adoption of this standard is not expected to have a material effect on the Company’s financial statements.

Real Estate Referral Center Inc.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2007
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	k)	Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” “(FIN 48)”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

3.	Related Party Transactions

During the year ended February 28, 2007, the President of the Company advanced $5,000 to the Company for payment of professional fees. At August 31, 2007, the balance owing of $20,000 (February 28, 2007 - $20,000) is unsecured, non- interest bearing and payable on demand.

Commencing January 1, 2006, the President of the Company provided management services to the Company with a fair value of $200 per month. During the six months ended August 31, 2007, donated services of $1,200 (August 31, 2006 - $1,200) was charged to operations and treated as donated capital.

Commencing January 1, 2006, the President of the Company provided office space to the Company with a fair value of $200 per month. During the six months ended August 31, 2007, donated rent of $1,200 (August 31, 2006 - $1,200) was charged to operations and treated as donated capital.

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

Results of operations

From Inception on December 23, 2005 to August 31, 2007

     During this period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. Our loss since inception is $65,917.

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

     As of August 31, 2007, our total assets were $166,428 in cash and our total liabilities were $22,945 comprised of a $20,000 loan from our president to pay for legal, accounting and other expenses and $2,945 in accrued liabilities.

ITEM 3.      CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

PART II. OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.

     During the three month period ending August 31, 2007, we spent $5,107 of the proceeds of the public offering for professional fees, general administrative, and donated fees.

ITEM 6.      EXHIBITS.

    The following documents are included herein:

Exhibit No. Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of
1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of October, 2007.

REAL ESTATE REFERRAL CENTER INC.

BY: LISA MCINTOSH
       Lisa McIntosh, President, Principal Executive
       Officer, Treasurer, Principal Financial Officer, and
       Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.  Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).