Form 10QSB
period 2007-11-30
Real Estate Referral Center Inc.
filed 2008-01-11
CIK 1360564

=======================================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED November 30, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 000-52720

REAL ESTATE REFERRAL CENTER INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

279 Midpark Way SE, Suite 102
Calgary, Alberta T2X 1M2
(Address of principal executive offices, including zip code.)

(403) 615-8917
(Registrant's telephone number, including area code)

The Company is a Shell company: Yes   [X ]          No   [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

As of January 10, 2008, the Company had 6,964,000 shares of common stock outstanding.

=======================================================================================================================================

PART I

ITEM 1.     INTERIM FINANCIAL STATEMENTS

Real Estate Referral Center Inc.
(A Development Stage Company)

November 30, 2007

Real Estate Referral Center Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

	November 30,	February 28,
	2007	2007
	$	$
	(unaudited)
ASSETS

Current Assets

Cash	163,093	176,094

Total Assets	163,093	176,094

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	3,303	1,272
Accrued liabilities	3,225	–
Due to related party (Note 3(a))	20,000	20,000

Total Liabilities	26,528	21,272

Commitments and Contingencies (Note 1)

Stockholders’ Equity

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value	–	–
None issued and outstanding

Common Stock, 100,000,000 shares authorized, $0.00001 par value	70	70
6,964,000 shares issued and outstanding

Additional Paid-In Capital	201,330	201,330

Donated Capital (Notes 3(b) and (c))	9,200	5,600

Deficit Accumulated During the Development Stage	(74,035)	(52,178)

Total Stockholders’ Equity	136,565	154,822

Total Liabilities and Stockholders’ Equity	163,093	176,094

(The accompanying notes are an integral part of these financial statements.)

Real Estate Referral Center Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated from
	December 23, 2005	Three Months		Nine Months
	(Date of inception)	Ended		Ended
	to November 30,	November 30,	November 30,	November 30,	November 30,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Donated capital (Notes 3(b) and (c))	9,200	1,200	1,200	3,600	3,600
Professional fees	59,525	6,110	316	17,425	3,014
General and administrative	5,310	808	3,755	832	24,019

Total Expenses	74,035	8,118	5,271	21,857	30,633

Net Loss For the Period	(74,035)	(8,118)	(5,271)	(21,857)	(30,633)

Net Loss Per Share – Basic and Diluted	–	–	–	–	–

Weighted Average Shares Outstanding		6,964,000	6,964,000	6,964,000	5,871,000

(The accompanying notes are an integral part of these financial statements.)

Real Estate Referral Center Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	November 30,	November 30,
	2007	2006
	$	$
Operating Activities

Net loss for the period	(21,857)	(30,633)

Adjustments to reconcile net loss to cash

Donated rent	1,800	1,800
Donated services	1,800	1,800

Change in working capital items

Accounts payable and accrued liabilities	5,256	1,300

Net Cash Used In Operating Activities	(13,001)	(25,733)

Financing Activities

Advances from a related party	–	5,000
Repayment of amounts due to related party	–	(20,000)
Proceeds from issuance of common stock	–	196,400

Net Cash Flows Provided By Financing Activities	–	181,400

Increase (Decrease) in Cash	(13,001)	155,667

Cash - Beginning of Period	176,094	3,565

Cash - End of Period	163,093	159,232

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements.)

Real Estate Referral Center Inc.
(A Development Stage Company)
Notes to the Financial Statements
November 30, 2007
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2007, the Company has never generated any revenues and has accumulated losses of $74,035 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
November 30, 2007
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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	f)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	g)	Financial Instruments

Financial instruments, which include cash, accounts payable, accrued liabilities, and amounts due to a related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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
November 30, 2007
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	j)	Revenue Recognition

The Company will recognize revenue from referral fees in accordance with Securities and Exchange Commission Staff Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectibility is assured. There has been no revenue for the period from inception to November 30, 2007.

	k)	Recent Accounting Pronouncements

In December 2007, the FASB issued No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No.51” SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non controlling interest. SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 160 on its financial statements.

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
November 30, 2007
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

3.	Related Party Transactions

a)

During the year ended February 28, 2007, the President of the Company advanced $5,000 to the Company for payment of professional fees. At November 30, 2007, the balance owing of $20,000 (February 28, 2007 - $20,000) is unsecured, non-interest bearing and payable on demand.

b)

Commencing January 1, 2006 the President of the Company provided management services to the Company with a fair value of $200 per month. During the nine months ended November 30, 2007, donated services of $1,800 (November 30, 2006 - $1,800) was charged to operations and treated as donated capital.

c)

Commencing January 1, 2006, the President of the Company provided office space to the Company with a fair value of $200 per month. During the nine months ended November 30, 2007, donated rent of $1,800 (November 30, 2006 - $1,800) was charged to operations and treated as donated capital.

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

     Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not purchased any contracts or generated any revenues from the development. We must now raise cash from operations. Our only other source for cash at this time is the investments made by others in our company. Even though we raised the maximum amount of money in the initial offering, we do not know how long the money will last, however, we do believe it will last twelve months.

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

Plan of Operation

     With the funds still in hand from the initial successful offering, we believe we can satisfy our cash requirements during the next 12 months. We will not be conducting any product research or development. We do not expect to purchase or sell significant equipment. We intend to hire additional employees on an as needed basis.

     Our efforts to date have not produced any significant results. While we have attempted to match several clients with various realtors, the matches have not resulted in actual sales or purchases of homes to date. The Calgary market, as with much of the North American real estate market, has slowed significantly and no immediate improvement is expected.

     However we are still confident that we can operate successfully the next 12 months by achieving the following milestones which may require us to travel and entertain potential customers. Marketing is an ongoing matter that will continue during the life of our operations. We also believe that we should begin to see greater results from our marketing campaign within 30 days from the initiation of our broader marketing program. This milestone is based upon our officers’ and directors’ previous and current work experiences, contacts as well as their life experiences.

     While we have had these milestones in place for some type, the bulk of our efforts to date have been in relation to our website and drawing existing clients to that site. These efforts have produced minimal success.

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

Results of operations
From Inception on December 23, 2005 to November 30, 2007

     During this period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. Our loss since inception is $74,035.

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

     As of November 30, 2007, our total assets were $163,093 in cash and our total liabilities were $26,528 comprised of a $20,000 loan from our president to pay for legal, accounting and other expenses and $3,225 in accrued liabilities and $3,303 in accounts payable.

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

PART II. OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

     During the period ending November 30, 2007, we spent $8,118 of the proceeds of the public offering for professional fees, general administrative, and donated fees.

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

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of January, 2007.

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