Form 10-K
period 2008-02-29
Real Estate Referral Center Inc.
filed 2008-05-29
CIK 1360564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]      ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
           OF 1934 FOR THE YEAR ENDED FEBRUARY 29, 2008

Commission file number 000-52720

REAL ESTATE REFERRAL CENTER INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

279 Midpark Way SE, Suite 102
Calgary, Alberta
Canada T2X 1M2
(Address of principal executive offices, including zip code.)

(403) 615-8917
(telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:  Yes [   ] No [X]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy ir information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of May 29, 2008 $1,964,000.

TABLE OF CONTENTS

		Page

	PART I
Item 1.	Business.	3
Item 1A.	Risk Factors.	7
Item 1B.	Unresolved Staff Comments.	9
Item 2.	Properties.	9
Item 3.	Legal Proceedings.	9
Item 4.	Submission of Matters to a Vote of Security Holders.	9

	PART II
Item 5.	Market Price for the Registrant’s Common Equity, Related Stockholders Matters
	and Issuer Purchases of Equity Securities.	10
Item 6.	Selected Financial Data.	11
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of
	Operation.	11
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	15
Item 8.	Financial Statements and Supplementary Data.	16
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial
	Disclosure.	27
Item 9A.	Controls and Procedures.	27
Item 9B.	Other Information.	29

	PART III
Item 10.	Directors and Executive Officers, Promoters and Control Persons.	29
Item 11.	Executive Compensation.	32
Item 12.	Security Ownership of Certain Beneficial Owners and Management.	33
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	34
Item 14.	Principal Accounting Fees and Services.	34

	PART IV
Item 15.	Exhibits and Financial Statement Schedules.	35

PART I.

ITEM 1.     BUSINESS.

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

     Once all the relevant information and preferences are gathered, the process of matching the client to a Realtor who best meets the client’s needs is undertaken. The client is offered between one and three Realtors to consider. Personal interviews with the Realtors are coordinated by us.

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

     Our website will become the virtual business card and portfolio for our company as well as our online “home.” It will showcase the services we will supply and the portfolio of all future customers and the variety of advisory services that we will offer.

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

Marketing Strategy

     We have executed agreements with several Realtors in the Calgary, Alberta area and continue to seek out more and more commitments. We are also promoting our service to the public. We charge a fee for our service. The fee is paid by the Realtor we introduce.

     We offer direct advertising of our services on our website. We intend to begin a program of flyers and promotional material that we create for distribution by mailing and handouts at retail outlets.

     Other methods of communication will include:

  Regular e-mailings to potential customers with updated company information and market changes
  Direct mail brochures and newsletters
  Publications - through newspapers and in the real estate section of local newspapers.
  Community Newsletters
  Informal marketing/networking activities such as joining organizations or attending conferences.

     Customer-based marketing will include:

  Emphasizing repeat sales to clients who have used our services
  Additional sales facilitated by links to our website
  Strategic partnerships such as cooperative advertising

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

Revenue

     Initially, we intend to generate revenue from one source:

             - Fixed Fee - By charging a fixed fee of 25% of the Realtor’s commission on the purchase or sale of a tract of real estate.

     We are developing and maintaining a database of all our clients and Realtors in order to continuously build and expand our services.

     There is no assurance that we will be able to interest the public or Realtors in participating in our services.

     The website has been the primary tool used to launch the service and deal with the clients. Not only does it begin the process of assessing the clients’ needs, it also allows the clients the opportunity to peruse properties available on the market, determine how much mortgage they qualify for and a variety of other services.

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

     We do not currently have a strong competitive position in the Realtor referral business. However, no such service that we are aware of has been successfully launched in the marketplace in Canada and it may very well fill an important niche such as it has done in the United States. We will have to develop our competitive position. It is being attempted primarily through the promotion and use of the web site. We will advertise in local real estate publications and contact and maintain ongoing communication with client base from previous real estate transactions made by our President Lisa McIntosh and Director Bruce McIntosh

Government Regulation

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

ITEM 1A.     RISK FACTORS.

     1. Our auditors have issued a going concern opinion. Our auditors have issued a going concern opinion. This means that there is substantial doubt that we will be an ongoing business for the next twelve months.

     2. We have been in operation for two full years and have losses that we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations. We were incorporated on December 23, 2005 and while we have several potential referral matches in the works, we have not realized any revenues. Since our success to date has been limited, we are unable to offer an evaluation of our future success or failure. Our net loss since inception is $77,143. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

*	our ability to locate purveyors who will provide their services to sell our clients’ homes and to locate properties for resale to our clients
*	our ability to attract clients who will engage our services
*	our ability to generate revenues through the sale of our services

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

     3. We are beginning to attract clients, and we cannot guarantee that the matches will prove successful in the end. So even if we maintain these clients, there is no assurance that we will make a profit. We have managed to secure several potential matches with clients and Realtors they do appear to be promising. We continue to monitor their progress, but there is no guarantee that they will come together and secure a transaction or that we will generate a profit. The market in Calgary and area is experiencing a significant drop. If we cannot generate a profit, we will have to suspend or cease operations.

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

     6. Because our officers and directors will only be devoting limited time to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of operations. This activity could prevent us from attracting clients and result in a lack of revenues that may cause us to suspend or cease operations. Our officers and directors are only devoting limited time to our operations. They each devote approximately 20 hours per week or 10% of their time to our operations. Because our officers and directors only devote limited time to our operations, our operations may be sporadic and occur at times which are convenient to our officers and directors. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a possible cessation of operations.

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

     11. Because there is a limited public trading market for our common stock, you may not be able to resell your stock. There is currently a limited public trading market for our common stock on the Bulletin Board operated by the Federal Industry Regulatory Authority. Therefore you may not be able to resell your shares.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS.

     None.

ITEM 2.     PROPERTIES.

     We own no property other than personal property incidental to our business operations.

ITEM 3.     LEGAL PROCEEDINGS.

     We are not presently a party to any litigation.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.     MARKET PRICE FOR THE REGISTRANT’S COMMON EQUITY, RELATED  STOCKHOLDER MATTERS AND
                    ISSUER PURCHASES OF EQUITY SECURITIES.

     Our shares are traded on the Bulletin Board operated by the Federal Industry Regulatory Authority under the symbol “RRFC.”A summary of trading by quarter for 2007 and 2006 fiscal years is as follows:

Fiscal Year
2008	High Bid	Low Bid

Fourth Quarter: 12-1-07 to 2-29-08	$2.80	$.84
Third Quarter: 9-1-07 to 11-30-07	$2.80	$2.00
Second Quarter: 6-1-07 to 8-31-07	$2.50	$1.75
First Quarter: 3-1-07 to 5-31-07	$0.00	$0.00

Fiscal Year
2007	High Bid	Low Bid

Fourth Quarter: 12-1-06 to 2-28-07	$0.00	$0.00
Third Quarter: 9-1-06 to 11-30-06	$0.00	$0.00
Second Quarter: 6-1-06 to 8-31-06	$0.00	$0.00
First Quarter: 3-1-06 to 5-31-06	$0.00	$0.00

     Of the 6,964,000 shares of common stock outstanding as of February 29, 2008, 5,000,000 shares were owned by our officers and directors. These shares may only be resold in compliance with Rule 144 of the Securities Act of 1933.

     At February 29, 2008, there were 57 holders of our common stock.

     No common stock is subject to outstanding options, warrants or securities convertible into common stock.

Status of our public offering

     On June 21, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-134680) permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. On July 31, 2006, we completed our public offering and raised $196,400 by selling 1,964,000 shares of common stock to 55 individuals. As of February 29, 2008, we have spent $42,344 from our offering proceeds on the following : $25,453 for accounting fees, $12,774 on legal fees and $4,117 on office expenses.

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

Section Rule 15(g) of the Securities Exchange Act of 1934

     Our company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

     Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

The application of the penny stock rules may affect your ability to resell your shares.

ITEM 6.     SELECTED FINANCIAL DATA.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     Our efforts to date have not produced any significant results. While we have attempted to match several clients with various realtors, the matches have not resulted in actual sales or purchases of homes to date. There are currently several matches in play and we continue to monitor progress with both the Realtors and clients. The Calgary market, as with much of the North American real estate market, has slowed significantly and no immediate improvement is expected.

     However we are still confident that we can operate successfully the next 12 months by achieving the following milestones which may require us to travel and entertain potential customers. Marketing is an ongoing matter that will continue during the life of our operations. We also believe that we should begin to see greater results as we enter into the typically stronger spring market. This expectation is based upon our officers’ and directors’ previous and current work experiences, contacts as well as their life experiences.

     While we have had our marketing milestones in place for some type, the bulk of our efforts to date have been in relation to our website and drawing existing clients to that site. These efforts have produced minimal success.

     Our specific goal is to profitably sell our services through various marketing tools and on our internet website to individual clients in need of finding an established and trustworthy Realtor. We intend to accomplish the foregoing through increased attention paid to the following milestones:

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

Results of operations

From Inception on December 23, 2005 to February 29, 2008

     During this period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. Our loss since inception is $77,143.

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

     As of February 29, 2008, our total assets were $156,547 in cash and our total liabilities were $21,890 comprised of a $20,000 loan from our president to pay for legal, accounting and other expenses and $1,890 in accounts payable.

Recent accounting pronouncements

     In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161,“Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements.

     In December 2007, the FASB issued No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No.51” SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non controlling interest. SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SAFAS No. 160 also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

     In February 2007, the Financial Accounting Standards Board “(FASB)” issued SFAS No. 159,“The Fair Value Option for Financial Assets and Financial Liabilities-Including and amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Real Estate Referral Center Inc.
(A Development Stage Company)

February 29, 2008

Index

Report of Independent Registered Public Accounting Firm		F–1
Balance Sheets		F–2
Statements of Operations		F–3
Statements of Cash Flows		F–4
Statement of Stockholders’ Equity (Deficit)		F–5
Notes to the Financial Statements		F–6

Report of Independent Registered Public Accounting Firm

To the Stockholders of
Real Estate Referral Center Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Real Estate Referral Center Inc. (A Development Stage Company) as of February 29, 2008 and 2007, and the related statements of operations, cash flows and stockholders' equity for the years then ended and accumulated from December 23, 2005 (Date of Inception) to February 29, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Referral Center Inc. (A Development Stage Company) as of February 29, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and accumulated from December 23, 2005 (Date of Inception) to February 29, 2008 in conformity with accounting principles generally accepted in the United States. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MANNING ELLIOTT LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
May 27, 2008

Real Estate Referral Center Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

	February 29,	February 28,
	2008	2007
	$	$

ASSETS

Current Assets

Cash	156,547	176,094

Total Assets	156,547	176,094

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	1,890	1,272
Due to related party (Note 3(a))	20,000	20,000

Total Liabilities	21,890	21,272

Commitments and Contingencies (Note 1)

Stockholders’ Equity

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value
None issued and outstanding	–	–

Common Stock, 100,000,000 shares authorized, $0.00001 par value
6,964,000 common shares issued and outstanding,	70	70

Additional Paid-In Capital	201,330	201,330

Donated Capital (Notes 3(b) and (c))	10,400	5,600

Deficit Accumulated During the Development Stage	(77,143)	(52,178)

Total Stockholders’ Equity	134,657	154,822

Total Liabilities and Stockholders’ Equity	156,547	176,094

(The accompanying notes are an integral part of these financial statements.)

Real Estate Referral Center Inc. (A Development Stage Company) Statements of Operations (Expressed in US dollars)

	Accumulated from	For the Year	For the Year
	December 23, 2005	Ended	Ended
	(Date of Inception)	February 29,	February 28,
	to February 29, 2008	2008	2007

Revenue	–	–	–

Expenses
Donated capital (Notes 4(b))	10,400	4,800	4,800
General and administrative	5,328	850	3,352
Professional fees	61,415	19,315	26,791

Total Expenses	77,143	24,965	34,943

Net Loss For the Period	(77,143)	(24,965)	(34,943)

Net Loss Per Share – Basic and Diluted		–	(0.01)

Weighted Average Shares Outstanding		6,964,000	6,141,000

(The accompanying notes are an integral part of these financial statements.)

Real Estate Referral Center Inc. (A Development Stage Company) Statements of Cash Flows (Expressed in US dollars)

	Accumulated from	For the Year	For the Year
	December 23, 2005	Ended	Ended
	(Date of Inception)	February 29,	February 28,
	to February 29, 2008	2008	2007
	$	$	$

Operating Activities

Net loss	(77,143)	(24,965)	(34,943)

Adjustments to reconcile net loss to cash

Donated rent	5,200	2,400	2,400
Donated services	5,200	2,400	2,400

Change in working capital items

Accounts payable	1,890	618	1,272

Net Cash Used In Operating Activities	(64,853)	(19,547)	(28,871)

Financing Activities

Advances from a related party	20,000	–	5,000
Proceeds from issuance of common stock	201,400	–	196,400

Net Cash Flows Provided By Financing Activities	221,400	–	201,400

Increase(Decrease) in Cash	156,547	(19,547)	172,529

Cash - Beginning of Period	–	176,094	3,565

Cash - End of Period	156,547	156,547	176,094

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements.)

Real Estate Referral Center Inc.
(A Development Stage Company)
Statement of Stockholders’ Equity
For the Period from December 23, 2005 (Date of Inception) to February 29, 2008
(Expressed in US dollars)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-In	Donated	Development
	Shares	Par Value	Capital	Capital	Stage	Total
	#	$	$	$	$	$

Balance - December 23, 2005 (Date of Inception)	–	–	–	–	–	–

Common stock issued for cash at $0.001 per share	5,000,000	50	4,950	–	–	5,000

Donated capital	–	–	–	800	–	800

Net loss for the period	–	–	–	–	(17,235)	(17,235)

Balance - February 28, 2006	5,000,000	50	4,950	800	(17,235)	(11,435)

Common stock issued for cash at $0.10 per share	1,964,000	20	196,380	–	–	196,400

Donated capital	–	–	–	4,800	–	4,800

Net loss for the year	–	–	–	–	(34,943)	(34,943)

Balance- February 28, 2007	6,964,000	70	201,330	5,600	(52,178)	154,822

Donated capital	–	–	–	4,800	–	4,800

Net loss for the year	–	–	–	–	(24,965)	(24,965)

Balance – February 29, 2008	6,964,000	70	201,330	10,400	(77,143)	134,657

(The accompanying notes are an integral part of these financial statements.)

Real Estate Referral Center Inc.
(A Development Stage Company)
Notes to the Financials Statements
February 29, 2008

1.	Nature of Operations and Continuance of Business

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 29, 2008, the Company has never generated any revenues and has accumulated losses of $77,143 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation
These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is February 29.

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
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Real Estate Referral Center Inc.
(A Development Stage Company)
Notes to the Financials Statements
February 29, 2008

2.	Summary of Significant Accounting Policies (continued)

	e)	Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	f)	Financial Instruments
Financial instruments, which include cash, accounts payable and amounts due to a related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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
The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. As at February 28, 2008, the Company has not entered into derivative instruments to offset the impact of foreign currency fluctuations.

	i)	Revenue Recognition
The Company will recognize revenue from referral fees in accordance with Securities and Exchange Commission Staff Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectibility is assured. For the year ended February 28, 2008, the Company did not record any revenues.

	j)	Recent Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements.

Real Estate Referral Center Inc.
(A Development Stage Company)
Notes to the Financials Statements
February 29, 2008

2.	Summary of Significant Accounting Policies (continued)

	j)	Recent Accounting Pronouncements (continued)
In December 2007, the FASB issued No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No.51” SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non controlling interest. SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SAFAS No. 160 also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statementsissued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS No. 157 on its financial statements, and the adoption of this standard is not expected to have a material effect on the Company’s financial statements.

	k)	Recently Adopted Accounting Pronouncements
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

Real Estate Referral Center Inc.
(A Development Stage Company)
Notes to the Financials Statements
February 29, 2008

3.	Related Party Transactions

	(a)	During the year ended February 29, 2008, the President of the Company advanced nil (2007 - $5,000) to the Company for payment of professional fees. At February 29, 2008, the balance owing of $20,000 (2007 - $20,000) is unsecured, non-interest bearing, and payable on demand.

	(b)	Commencing January 1, 2006 the President of the Company provided management services to the Company having a fair value of $200 per month. During the year ended February 29, 2008, donated services of $2,400 (2007 - $2,400) was charged to operations and treated as donated capital.

	(c)	Commencing January 1, 2006, the President of the Company provided office space to the Company having a fair value of $200 per month. During the year ended February 29, 2008, donated rent of $2,400 (2007 - $2,400) was charged to operations and treated as donated capital.

4.	Common Stock

	(a)	On July 31, 2006, pursuant to an SB-2 Registration Statement, the Company issued 1,964,000 shares of common stock at a price of $0.10 per share for cash proceeds of $196,400.

	(b)	On December 27, 2005, the Company issued 5,000,000 shares of common stock to the President of the Company at a price of $0.001 per share for cash proceeds of $5,000.

5.	Income Taxes

The Company has adopted the provisions of SFAS 109, “Accounting for Income Taxes”. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at February 29, 2008 and 2007, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	February 29,	February 28,
	2008	2007
	$	$
Net Loss before taxes	(24,965)	(34,943)
Statutory rate	32%	34%

Computed expected tax recovery	(7,989)	(11,881)
Non-deductible expenses	1,536	1,632
Change in valuation allowance	6,453	10,249

Reported income taxes	–	–

	February 29,	February 28,
	2008	2007
	$	$
Deferred tax asset
- Cumulative net operating losses	22,728	16,275
- Less valuation allowance	(22,728)	(16,275)

Net deferred tax asset	–	–

Real Estate Referral Center Inc.
(A Development Stage Company)
Notes to the Financials Statements
February 29, 2008

5.      Income Taxes (continued)

The Company has incurred operating losses of $66,743 which, if unutilized, will expire through to 2028. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating:

		Expiration
	Net	Date of
	Loss	Operating
Year Incurred	$	Loss

2006	16,435	2026
2007	30,143	2027
2008	20,165	2028

	66,743

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to February 29, 2008, included in this report have been audited by Manning Elliott LLP, Chartered Accountants, 11th Floor – 1050 West Pender Street, Vancouver, British Columbia, Canada V6E 3S7, as set forth in their report included in this report.

ITEM 9A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Limitations on the Effectiveness of Controls

     Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

     The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

     Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

     Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Our management assessed the effectiveness of our internal control over financial reporting as of February 29, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria.

     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.     OTHER INFORMATION

     None.

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

     Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

     The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)

Lisa McIntosh	42	president, chief executive officer, treasurer, chief
60 Mount Kidd SE		financial officer, chief accounting officer, and
Calgary, Alberta T2Z 3C5		a member of the board of directors

Bruce McIntosh	62	secretary and a member of the board of directors
164 Chaparral Circle SE
Calgary, Alberta T2X 3M2

     The persons named above has held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

     Lisa McIntosh has been our president, chief executive officer, treasurer, chief financial officer, chief accounting officer, and a member of our board of directors since our inception on December 23, 2005. Since August 1996, Ms. McIntosh has been a real estate agent associated specializing in the sale of residential, rural and commercial real estate in the Calgary, Alberta area. From March 1994 to September 2000, Ms. McIntosh was New Homes Sales Area Manager for Beattie Homes. She was responsible for staffing and new homes sales out of show homes in various areas of Calgary, Alberta, Canada. Ms. McIntosh holds a Bachelor of Arts degree in journalism and communications from the University of Regina. Lisa McIntosh is the daughter of Bruce McIntosh, our secretary and a member of the board of directors.

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

Disclosure Committee and Charter

     We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the code of ethics is attached hereto.

Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 require our officer, directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock. Based solely upon our review and representations by our officers, directors and 10% owners of our common stock filed all reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.     EXECUTIVE COMPENSATION.

     The following table sets forth the compensation paid by us for the last three fiscal years for the month ending February. The compensation addresses all compensation awarded to, earned by, or paid the to our named executive officers for the fiscal year ended February 29, 2008. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Executive Officer Compensation Table

						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary Bonus Awards Awards Compensation					Earnings	sation	Total
Position	Year (US$)		(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Lisa McIntosh	2008	0	0	0	0	0	0	0	0
President & Treasurer	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

Bruce McIntosh	2008	0	0	0	0	0	0	0	0
Secretary	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

     We do not anticipate paying any salaries in 2008. We do not anticipate paying salaries until we have a defined ore body and begin extracting minerals from the ground.

Compensation of Directors

     The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

Director’s Compensation Table
Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Lisa McIntosh	2008	0	0	0	0	0	0

Bruce McIntosh	2008	0	0	0	0	0	0

Option/SAR Grants

     There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

     We do not have any long-term incentive plans.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

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

	Direct Amount of	Percent
Name of Beneficial Owner	Beneficial Owner	of Class

Lisa McIntosh	2,500,000	35.90%
60 Mount Kidd Point SE
Calgary, Alberta T2Z 3C5

Bruce McIntosh	2,500,000	35.90%
164 Chaparral Circle
Calgary, Alberta T2X 3M2

All officers and directors as	5,000,000	71.80%
a group (2 Individuals)

Changes in Control

     There are no arrangements which may result in a change of control of Real Estate Referral Center Inc. There are no known persons that may assume control of us.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

     In December 2005, we issued a total of 2,500,000 shares of restricted common stock to Lisa McIntosh, one of our officers and directors in consideration of $2,500 and 2,500,000 shares of restricted common stock to Bruce McIntosh, one of our officers and directors in consideration of $2,500.

     Lisa McIntosh, our president, loaned us the sum of $20,000 to pay for legal, accounting and other expenses associated with this offering. The amount due Ms. McIntosh has not been repaid. The loan is without interest, unsecured, and due on demand. The agreement with Ms. McIntosh is oral. There is no written documentation evidencing the same.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$ 14,231	Manning Elliott, LLP, Independent Registered Public Accountants
2007	$ 7,600	Manning Elliott, LLP, Independent Registered Public Accountants

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$ 0	Manning Elliott, LLP, Independent Registered Public Accountants
2007	$ 0	Manning Elliott, LLP, Independent Registered Public Accountants

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$ 0	Manning Elliott, LLP, Independent Registered Public Accountants
2007	$ 0	Manning Elliott, LLP, Independent Registered Public Accountants

(4) All Other Fees

     The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$ 0	Manning Elliott, LLP, Independent Registered Public Accountants
2007	$ 0	Manning Elliott, LLP, Independent Registered Public Accountants

     (5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

     (6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference

					Filed
Exhibit No. Document Description		Form	Date	Number	herewith

3.1	Articles of Incorporation.	SB-2	6/02/06	3.1
3.2	Bylaws.	SB-2	6/02/06	3.2
4.1	Specimen Stock Certificate.	SB-2	6/02/06	4.1
14.1	Code of Ethics.	10-KSB	5/29/07	14.1
31.1	Certification pursuant to Rule 13a-15(e) and				X
	15d-15(e), promulgated under the Securities
	and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section				X
	1350, as adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.	10-KSB	5/29/07	99.1
99.2	Disclosure Committee Charter.	10-KSB	5/29/07	99.2

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Calgary, Alberta, Canada, on this 29th day of May, 2008.

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

Signature	Title	Date

LISA MCINTOSH	President, Principal Executive Officer, Treasurer,	May 29, 2008
Lisa McIntosh	Principal Accounting Officer, Principal Financial
Officer, and a Director

BRUCE MCINTOSH	Secretary and a Director	May 29, 2008
Bruce McIntosh

EXHIBIT INDEX

		Incorporated by reference

					Filed
Exhibit No. Document Description		Form	Date	Number	herewith

3.1	Articles of Incorporation.	SB-2	6/02/06	3.1
3.2	Bylaws.	SB-2	6/02/06	3.2
4.1	Specimen Stock Certificate.	SB-2	6/02/06	4.1
14.1	Code of Ethics.	10-KSB	5/29/07	14.1
31.1	Certification pursuant to Rule 13a-15(e) and				X
	15d-15(e), promulgated under the Securities
	and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section				X
	1350, as adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.	10-KSB	5/29/07	99.1
99.2	Disclosure Committee Charter.	10-KSB	5/29/07	99.2