Form 10-Q
period 2008-08-31
Real Estate Referral Center Inc.
filed 2008-10-15
CIK 1360564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-52720

REAL ESTATE REFERRAL CENTER INC.
(Exact name of registrant as specified in its charter)

NEVADA(State or other jurisdiction of incorporation or organization)

279 Midpark Way SE, Suite 102
Calgary, Alberta
Canada T2X 1M2
(Address of principal executive offices, including zip code.)

(403) 615-8917
(Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☒ NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,964,000 as of October 14, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Real Estate Referral Center Inc.
(A Development Stage Company)

August 31, 2008

Index

Balance Sheets	F–1
Statements of Operations	F–2
Statements of Cash Flows	F–3
Notes to the Financial Statements	F–4

Real Estate Referral Center Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)
	August 31,	February 29,
	2008	2008
	$	$
	(unaudited)
ASSETS

Current Assets

Cash	142,212	156,547

Total Assets	142,212	156,547

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	–	1,890

Due to related party (Note 3(a))	20,000	20,000

Total Liabilities	20,000	21,890

Contingencies (Note 1)

Stockholders’ Equity

Preferred stock, 100,000,000 shares authorized, $0.00001 par value;
None issued and outstanding	–	–

Common stock, 100,000,000 shares authorized, $0.00001 par value;
6,964,000 common shares issued and outstanding	70	70

Additional paid-in capital	201,330	201,330

Donated capital (Notes 3(b) and (c))	12,800	10,400

Deficit accumulated during the development stage	(91,988)	(77,143)

Total Stockholders’ Equity	122,212	134,657

Total Liabilities and Stockholders’ Equity	142,212	156,547

(The accompanying notes are an integral part of these financial statements.

Real Estate Referral Center Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)

	Accumulated from
	December 23, 2005	Three Months		Six Months
	(Date of inception)	Ended		Ended
	to August 31,	August 31,		August 31,
	2008	2008	2007	2008	2007
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

General and administrative	5,358	18	12	30	24
Management services (Note 3(b))	6,400	600	600	1,200	1,200
Professional fees	73,830	3,097	3,895	12,415	11,315
Rent (Note 3(c))	6,400	600	600	1,200	1,200

Total Expenses	91,988	4,315	5,107	14,845	13,739

Net Loss for the Period	(91,988)	(4,315)	(5,107)	(14,845)	(13,739)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		6,964,000	6,964,000	6,964,000	6,964,000

(The accompanying notes are an integral part of these financial statements)

Real Estate Referral Center Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

	Accumulated from
	December 23, 2005	Six Months	Six Months
	(Date of Inception)	Ended	Ended
	to August 31,	August 31,	August 31,
	2008	2008	2007
	$	$	$
Operating Activities

Net loss for the period	(91,988)	(14,845)	(13,739)

Adjustments to reconcile net loss to net cash used in
operating activities:

Donated rent	6,400	1,200	1,200
Donated management services	6,400	1,200	1,200

Change in operating assets and liabilities:

Accounts payable	–	(1,890)	(1,673)

Net Cash Used In Operating Activities	(79,188)	(14,335)	(9,666)

Financing Activities

Advances from a related party	20,000	–	–
Proceeds from issuance of common stock	201,400	–	–

Net Cash Provided By Financing Activities	221,400	–	–

Increase (Decrease) in Cash	142,212	(14,335)	(9,666)

Cash - Beginning of Period	–	156,547	176,094

Cash - End of Period	142,212	142,212	166,428

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Real Estate Referral Center Inc. (A Development Stage Company) Notes to the Financial Statements August 31, 2008 (expressed in US dollars) (unaudited)

1.	Nature of Operations and Continuance of Business

Real Estate Referral Center Inc. (the “Company”) was incorporated in the State of Nevada on December 23, 2005. The Company is a development stage company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the matching of real estate customers with realtors in Canada through website and word-of mouth contacts.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2008, the Company has never generated any revenues and has accumulated losses of $91,988 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Real Estate Referral Center Inc. (A Development Stage Company) Notes to the Financial Statements August 31, 2008 (expressed in US dollars) (unaudited)

2.	Summary of Significant Policies (continued)

	d)	Earnings (Loss) Per Share

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	f)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	g)	Financial Instruments

The fair values of financial instruments, which include cash, accounts payable and amounts due to a related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Real Estate Referral Center Inc. (A Development Stage Company) Notes to the Financial Statements August 31, 2008 (expressed in US dollars) (unaudited)

2.	Summary of Significant Policies (continued)

	j)	Revenue Recognition

The Company will recognize revenue from referral fees in accordance with Securities and Exchange Commission Staff Bulletin No. 104, “Revenue Recognition in Financial Statements”. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectibility is assured. There has been no revenue for the period from inception to August 31, 2008.

	k)	Recent Accounting Pronouncements

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

Real Estate Referral Center Inc. (A Development Stage Company) Notes to the Financial Statements August 31, 2008 (expressed in US dollars) (unaudited)

2.	Summary of Significant Accounting Policies (continued)

	k)	Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No.51”. SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non controlling interest. SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SAFAS No. 160 also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141 (revised 2007) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141 (revised 2007) also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for- sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of this statement did not have a material effect on the Company's financial statements.

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

Real Estate Referral Center Inc. (A Development Stage Company) Notes to the Financial Statements August 31, 2008 (expressed in US dollars) (unaudited)

2.	Summary of Significant Accounting Policies (continued)

	l)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.	Related Party Transactions

(a)	As at August 31, 2008, the balance owing of $20,000 (February 29, 2008 - $20,000) to the President of the Company is unsecured, non-interest bearing, and due on demand.

(b)

Commencing January 1, 2006 the President of the Company provided management services to the Company having a fair value of $200 per month. During the six months ended August 31, 2008, donated services of $1,200 (2007 - $1,200) was charged to operations and treated as donated capital.

(c)

Commencing January 1, 2006, the President of the Company provided office space to the Company having a fair value of $200 per month. During the six month ended August 31, 2008, donated rent of $1,200 (2007 - $1,200) was charged to operations and treated as donated capital.

F-8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

     However we are still confident that we can operate successfully the next 12 months by achieving the following milestones. Because of the very slow real estate market at this time, we expect to pull back on our efforts for the next six months and simply monitor the market. Following the six-month hiatus, we expect to continue with our marketing efforts as they are an ongoing matter that will continue during the life of our operations. We also believe that we should begin to see greater results from our marketing campaign within 30 days from the initiation of our broader marketing program. This milestone is based upon our officers’ and directors’ previous and current work experiences, contacts as well as their life experiences.

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

3.

Expansion of the circle of influence program. It will include the direct mail brochure and newsletter portion of the marketing program plus the marketing to target communities and retail outlets situated in those areas who may be convinced to distribute material to their clients - ie. builder show home offices where potential clients are often requiring the sale of their home prior to buying a new one.

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

Results of operations

From Inception on December 23, 2005 to August 31, 2008

     During this period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. Our loss since inception is $91,988.

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

     As of August 31, 2008, our total assets were $142,212 in cash and our total liabilities were comprised of a $20,000 loan from our president to pay for legal, accounting and other expenses.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On June 21, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-134680) permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. On July 31, 2006, we completed our public offering and raised $196,400 by selling 1,964,000 shares of common stock to 55 individuals. As of August 31, 2008, we have spent $56,324 from our offering proceeds on the following : $52,214 for professional fees and $4,110 on office expenses.

ITEM 6. EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer
and Chief Financial Officer.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of October, 2008.

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