Form 10-Q
period 2008-11-30
Real Estate Referral Center Inc.
filed 2009-01-14
CIK 1360564

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
YES ☒     NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  6,964,000 as of January 14, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Real Estate Referral Center Inc.
(A Development Stage Company)

November 30, 2008

Index

Balance Sheets	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

Real Estate Referral Center Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

	November 30,	February 29,
	2008	2008
	$	$
	(unaudited)

ASSETS
Current Assets
Cash	138,503	156,547
Total Assets	138,503	156,547

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	–	1,890
Accrued liability	3,333	–
Due to related party (Note 3(a))	20,000	20,000
Total Liabilities	23,333	21,890
Contingencies (Note 1)
Stockholders’ Equity
Preferred stock, 100,000,000 shares authorized, $0.00001 par value;
None issued and outstanding	–	–
Common stock, 100,000,000 shares authorized, $0.00001 par value;
6,964,000 common shares issued and outstanding	70	70
Additional paid-in capital	201,330	201,330
Donated capital (Notes 3(b) and (c))	14,000	10,400
Deficit accumulated during the development stage	(100,230)	(77,143)
Total Stockholders’ Equity	115,170	134,657
Total Liabilities and Stockholders’ Equity	138,503	156,547

(The accompanying notes are an integral part of these financial statements)

Real Estate Referral Center Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)

	Accumulated from
	December 23, 2005	Three Months		Nine Months
	(Date of inception)	Ended		Ended
	to November 30,	November 30,		November 30,
	2008	2008	2007	2008	2007
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses
General and administrative	5,812	454	808	484	832
Management services (Note 3(b))	7,000	600	600	1,800	1,800
Professional fees	80,418	6,588	6,110	19,003	17,425
Rent (Note 3(c))	7,000	600	600	1,800	1,800
Total Expenses	100,230	8,242	8,118	23,087	21,857
Net Loss for the Period	(100,230)	(8,242)	(8,118)	(23,087)	(21,857)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		6,964,000	6,964,000	6,964,000	6,964,000

(The accompanying notes are an integral part of these financial statements)

Real Estate Referral Center Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

	Accumulated from
	December 23, 2005	Nine Months	Nine Months
	(Date of Inception)	Ended	Ended
	to November 30,	November 30,	November 30,
	2008	2008	2007
	$	$	$
Operating Activities
Net loss for the period	(100,230)	(23,087)	(21,857)
Adjustments to reconcile net loss to net cash used in
operating activities:
Donated rent	7,000	1,800	1,800
Donated management services	7,000	1,800	1,800
Change in operating assets and liabilities:
Accounts payable	–	(1,890)	5,256
Accrued liability	3,333	3,333	–
Net Cash Used In Operating Activities	(82,897)	(18,044)	(13,001)
Financing Activities
Advances from a related party	20,000	–	–
Proceeds from issuance of common stock	201,400	–	–
Net Cash Provided By Financing Activities	221,400	–	–
Increase (Decrease) in Cash	138,503	(18,044)	(13,001)
Cash - Beginning of Period	–	156,547	176,094
Cash - End of Period	138,503	138,503	163,093
Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Real Estate Referral Center Inc.
(A Development Stage Company)
Notes to the Financial Statements
November 30, 2008
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2008, the Company has never generated any revenues and has accumulated losses of $100,230 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Real Estate Referral Center Inc.
(A Development Stage Company)
Notes to the Financial Statements
November 30, 2008
(expressed in US dollars)
(unaudited)

2.	Summary of Significant Policies (continued)

	e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The Company will recognize revenue from referral fees in accordance with Securities and Exchange Commission Staff Bulletin No. 104, “Revenue Recognition in Financial Statements”. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectibility is assured. There has been no revenue for the period from inception to November 30, 2008.

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

Real Estate Referral Center Inc.
(A Development Stage Company)
Notes to the Financial Statements
November 30, 2008
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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No.51”. SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non controlling interest. SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted this statement for its fiscal year commencing December 1, 2007. The adoption of this statement did not have a material effect on the Company's financial statements.

Real Estate Referral Center Inc.
(A Development Stage Company)
Notes to the Financial Statements
November 30, 2008
(expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	k)	Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The Company adopted this statement for its fiscal year commencing December 1, 2007. The adoption of this statement did not have a material effect on the Company's financial statements.

	l)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.	Related Party Transactions

(a)	As at November 30, 2008, the balance owing of $20,000 (February 29, 2008 - $20,000) to the President of the Company is unsecured, non-interest bearing, and due on demand.

(b)

Commencing January 1, 2006 the President of the Company provided management services to the Company having an estimated fair value of $200 per month. During the nine months ended November 30, 2008, donated services of $1,800 (2007 - $1,800) was charged to operations and treated as donated capital.

(c)

Commencing January 1, 2006, the President of the Company provided office space to the Company having an estimated fair value of $200 per month. During the nine months ended November 30, 2008, donated rent of $1,800 (2008 - $1,800) was charged to operations and treated as donated capital.

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

     Our efforts to date have not produced any significant results. While we have attempted to match several clients with various realtors, the matches have not resulted in actual sales or purchases of homes to date. The Calgary market, as with much of the North American real estate market, has slowed dramatically and no immediate improvement is expected.

     However we are still confident that we can operate successfully the next 12 months by achieving the following milestones. Because of the very slow real estate market at this time, we expect to pull back on our efforts for another three months and simply monitor the market. Following the further three-month hiatus, we will be entering the traditionally busier spring market and expect to continue with our marketing efforts as they are an ongoing matter that will continue during the life of our operations. We also believe that we should begin to see greater results from our marketing campaign within 30 days from the initiation of our broader marketing program. This milestone is based upon our officers’ and directors’ previous and current work experiences, contacts as well as their life experiences.

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

Results of operations

From Inception on December 23, 2005 to November 30, 2008

     During this period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. Our loss since inception is $100,230.

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

     As of November 30, 2008, our total assets were $138,503 in cash and our total liabilities were comprised of a $23,333 loan from our president to pay for legal, accounting and other expenses.

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

ITEM 1A.  RISK FACTORS.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On June 21, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-134680) permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. On July 31, 2006, we completed our public offering and raised $196,400 by selling 1,964,000 shares of common stock to 55 individuals. As of November 30, 2008, we have spent $60,033 from our offering proceeds on the following: $55,469 for professional fees and $4,564 on office expenses.

ITEM 6.     EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief
Executive Officer and Chief Financial Officer.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of January, 2009.

REAL ESTATE REFERRAL CENTER INC.

BY:   LISA MCINTOSH
         Lisa McIntosh
         President, Principal Accounting Officer, Principal
         Executive Officer, Principal Financial Officer,
         Treasurer and a member of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief
Executive Officer and Chief Financial Officer.