Form 10-K
period 2009-02-28
Real Estate Referral Center Inc.
filed 2009-05-29
CIK 1360564

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No.: 00-52720

GOLD BAG, INC.

f/k/a REAL ESTATE REFERRAL CENTER, INC.

(Name of small business issuer in its Charter)

Nevada	26-4205169
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12830 Hillcrest Rd., Suite 111, Dallas, TX 75230-1547

(Address of principal executive offices)

Issuer’s telephone number: (972) 364-9060

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, Par Value $0.00001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:    ☒  Yes    ☐  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    ☒  Yes    ☐  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: The aggregate market value of the voting and non-voting common equity held by non-affiliates as of May 26, 2009 is $61,600,000 (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity). There are 24,640,000 outstanding shares of common stock of the Company held by non-affiliates. On May 26, 2009, the Company was advised that 100 shares of common stock were sold in the public market for $2.50 per share. The Company believes such price is excessive and does not represent a realistic value of the Company’s common stock. For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates. The number of shares outstanding of the Registrant’s Common Stock as of May 29, 2009 was 69,640,000.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date: As of May 29, 2009, there were 69,640,000 shares outstanding.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☐  Yes    ☐  No

The issuer had no revenues for its fiscal year ended February 28, 2009.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

(Remainder of page intentionally left blank.)

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10K (the “Report”), the terms “we,” “us,” “our,” “Gold Bag,” or “our Company” refers to Gold Bag, Inc., f/k/a Real Estate Referral Center, Inc., a Nevada corporation.

FORWARD LOOKING STATEMENTS

When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends which may affect the Company’s future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements because of various factors. Such factors include, among others: (i) our ability to attract customers who want to sell their unwanted coins or broken jewelry, (ii) the price at which we purchase the items, (iii) our ability to have the metals refined into a pure form, (iv) and our ability to sell the pure form metals to a refiner or third party for an acceptable profit. Additional factors are described in the Company’s other public reports and filings with the Securities and Exchange Commission (“SEC”). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

This Report contains certain estimates and plans related to us and the industry in which we operate, which assumes certain events, trends and activities will occur and the projected information based on those assumptions. We do not know that all of our assumptions are accurate. In particular, we do not know what level of growth will exist in our industry, if any, and particularly in the foreign markets in which we operate, have devoted resources in, and in which we shall seek to expand. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth for our business may also be wrong. There can be no assurances that any of our estimates as to our business growth will be achieved.

The following discussion and analysis should be read in conjunction with our financial statements and the notes associated with them contained elsewhere in this Report. This discussion should not be construed to imply that the results discussed in this Report will necessarily continue into the future or that any conclusion reached in this Report will necessarily be indicative of actual operating results in the future. The discussion represents only the best assessment of management.

(Remainder of page intentionally left blank.)

PART I

ITEM 1.	BUSINESS.

Gold Bag, Inc. (the “Company”) was formed as a Nevada corporation on December 23, 2005 under the name Real Estate Referral Center, Inc. to cater to the inexperienced buyer or seller of residential real estate who did not have a pre-existing established relationship with a realtor. The business plan called for us to locate a realtor for the client with the realtor paying us a fee for that service. The Company was unsuccessful in developing this business plan.

On December 27, 2005, the Company sold 5,000,000 shares of its Common Stock at $0.001 per share to its officers for proceeds of $5,000.

On June 21, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective through which we offered up to 2,000,000 shares of our Common Stock at $0.10 per share (the “Offering”). No underwriter was involved in the Offering. On July 31, 2006, we closed the Offering in which we raised $196,400 by selling 1,964,000 shares of Common Stock to 55 individuals.

In April 2009, we moved our operations and changed our corporate address to 12830 Hillcrest Road, Suite 111, Dallas, TX 75230-1547. Simultaneously, Lance Ayers, the sole member of the Company’s Board of Directors and majority shareholder, approved our new business operations and changed our name to Gold Bag, Inc. to reflect our new business to purchase unwanted gold coins or broken jewelry, or other items containing precious metals, from the general public at a scrap value price. The precious metals will then be sold to a refinery where the items will be melted down into pure form and sold at market price.

Also at the time of the name change to Gold Bag, Inc., we affected a forward stock split on a 10:1 basis in order to establish a more liquid public market for our shares to trade (the “Forward Split”). Based upon 6,964,000 shares of Common Stock issued and outstanding on May 22, 2009, the Record Date used to determine shareholders eligible to receive shares under the Forward Split, this action increased the outstanding shares of Common Stock by 900% bringing the total shares issued and outstanding after the Forward Split to 69,640,000. The Pay Date of the Forward Split shares is May 29, 2009. At the open of the market on June 1, 2009, the Company’s Common Stock will begin trading under a new symbol.

Our principle business activities will be (i) creating our website where customers can request an informational packet to send us their unwanted items, (ii) identifying and entering into an agreement with a refinery; and (iii) promoting our Company through advertisements over the Internet, radio and television.

With the exception of the funds raised in the Offering, we are a company without revenues or operations; we have minimal assets and have incurred losses since inception. Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business operation for the next 12 months. Our ability to achieve and maintain profitability and positive cash flow is dependent upon (i) our ability to attract customers who want to sell their unwanted coins or broken jewelry, (ii) the price at which we purchase the items, (iii) our ability to have the metals refined into a pure form, and (iv) our ability to sell the pure form metals to a refinery or third party for a profit. We expect to generate revenues from the sale of the refined metals to a third party. The attached financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such, we may have to cease operations and investors may lose their investment.

We have not yet developed our website, network infrastructure, or transaction processing system. We intend to (i) immediately initiate the development of our website, www.goldbag.com, (ii) seek and negotiate an agreement with a suitable refinery, and (iii) retain a third party service provider to build and maintain our network infrastructure and transaction processing system. We believe it will take up to four months to create a workable website, network infrastructure, and transaction processing system.

Business Overview

Gold Bag, Inc. is in the business of purchasing gold coins and unwanted or broken jewelry directly from the general public. Dealing with the customer directly enables a faster sale to the consumer and all parties avoid the costs of a middleman. Once the gold coins and precious metals are purchased from the customer, we will send the items to a refinery that is able to produce pure gold, silver, and other precious metals which are then sold for a profit. We are a development stage company. We intend to offer our services to customers worldwide from whom we will provide a fast and convenient solution to sell their unwanted items made of precious metals. We are a company without revenues or operations, have minimal assets, and have incurred losses since inception.

Our customers can be any individual or entity worldwide for whom we will provide a fast and convenient solution to sell their unwanted items containing precious metals. Our customers will be solicited through direct marketing through advertisements over the Internet and radio and television. Our toll-free number and website will provide easy access to customers who want to sell their unwanted items. After they initiate an order, the Company will send them everything they need in order that they may return their items for processing. Upon receipt of each item, it will be catalogued and then be appraised based on the quality and quantity of the metals. If accepted for purchase by the Company, a check will be mailed to the customer within 72-hours of the appraisal. The customer has a fifteen (15) day period from the date of the check in which they can accept the amount paid for the items and cash the check, or they may return the check to the Company. If the customer cashes the check or fails to return the check before the end of the fifteen (15) day period, the transaction will be completed and the precious metals will then be refined and sold. If the customer returns the check to the Company within the fifteen (15) day period, the Company will return the items to the customer.

We believe that we have a low-cost business plan designed to maximize revenues while minimizing costs. As demand for our services increase, our plan can be easily adapted while keeping our costs low.

The Gold Opportunity

Gold has been highly valued from the earliest time because of its beauty and resistance to corrosion and because it is easier to work than all other metals. Gold is easier to obtain in pure form that all other metals. Due to its relative rarity, gold has been used as currency and as a basis for international monetary transactions. According to public statistics, over 80% of available gold has been used to produce coins and jewelry which are purchased by consumers. Over time, some of these items become unwanted or broken. We provide a way for consumers to cash in on these unwanted and broken items while recycling the gold back into the overall gold market.

As the global economic market turns downward, we believe that more individuals will be seeking a safe and easy solution to sell their unwanted gold coins or jewelry containing precious metals. As the need for cash rises, so does the value of gold.

When someone decides they want us to help them dispose of an item for cash, they simply contact us through our website or toll-free number. We then send them an information kit which contains a self-addressed, insured envelope for their use in sending us their items. Once we receive these items, their value is determined and based on that value, we make a decision to purchase the items at a fair price or if we are not interested in the item, we return it to the customer. If we decide to purchase the item, we send the customer a check within a 72-hour period of appraisal of the items. The customer has a fifteen (15) day period from the date of the check in which they can accept the amount paid for the items and cash the check, or they may return the check to the Company. If the customer cashes the check or fails to return the check before the end of the fifteen (15) day period, the transaction will be completed and the precious metals will then be refined and sold. If the customer returns the check to the Company within the fifteen (15) day period, the Company will return the items to the customer.

Marketing Strategy

Our potential customer base is limited only by communication methods available to each customer as we can conduct business with anyone who is able to contact us by phone or the Internet. We plan to reach our customers primarily through advertisements on the Internet, television and radio. These advertisements will drive customers to our website. Once on the website, each customer is prompted to register. We use this information to provide them an information kit to send us their unwanted items. This kit contains an instruction letter, a plastic zip lock pouch, a Tyvex prepaid shipping envelope, and a submittal form to collect their contact information and establish a record of the items they are sending.

Once the item is received, it is immediately catalogued into our database and the item is weighed and evaluated to determine the value of the precious metals once refined. Within a 72-hour period from appraisal, the customer is mailed a check based on the determined value of the items. The customer is given fifteen (15) days from the date of the check in which to cash the check or return it. If the check is cashed or not returned before the end of the fifteen (15) day period, the offer is deemed accepted and the items are refined. If the check is returned, the items are returned to the customer.

We pay the customer based on the estimated value less a calculated deduction which is our gross profit. Once the customer accepts the check, we instruct the refinery to continue with the process of melting down the approved items into a solid form. This solid form is then tested for purity and payment from the refinery to the Company is based on the true value of the metal. We estimate that we will be paid 93% of the daily gold spot value. We plan to be paid from the refinery on a bi-monthly basis.

We are prepared to engage the services of an appraising and refining company in order to accomplish our plan. We currently have no formal agreement and there can be no assurance that we will be able to retain the above mentioned services on acceptable terms to the Company.

Competition

Our business is highly competitive. We are a newcomer to this industry and virtually everyone we compete with has more industry experience than us, has more financial resources than we do, and will have more financial resources than we will in the foreseeable future. Some of our primary competitors are: Cash4Gold, LLC (www.cash4gold.com), My Gold Envelope (www.mygoldenvelope.com), Money4Gold, Inc. (www.money4gold.com) and Lippincott, LLC (www.goldkit.com). We also compete against pawnshops and jewelry stores.

Government Regulation

We are subject to the unfair trade practice rules of the Federal Trade Commission. We may also be subject to various state laws designed to protect consumers. We do not foresee any material effects of federal, state, or local regulations on any aspect of our operations. However, changes in laws or regulations may adversely affect our operations.

Employees

Currently we have one employee, Lance Ayers, our sole officer and director. As our Company grows, we expect to hire more employees.

Government Approvals

No government approvals are needed for our services.

ITEM 1A.	RISK FACTORS.

IF ANY OF THE FOLLOWING RISKS ARE REALIZED, OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION COULD BE HARMED AND THE VALUE OF OUR STOCK COULD GO DOWN. THIS MEANS YOU COULD LOSE ALL OR A PART OF YOUR INVESTMENT.

Risks Related to Our Business

Because of our continuing losses from operations and lack of working capital, our auditors have expressed substantial doubt as to our ability to continue as a going concern.

Because of our continuing losses from operations and lack of working capital, our auditors have expressed substantial doubt as to our ability to continue as a going concern. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months without raising additional funds. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. If we continue to sustain losses and lack sufficient capital, we may have to cease operations and you could lose your investment.

We have a limited operating history and have losses which we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations.

We were incorporated on December 23, 2005. We have a limited operating history. To date we have not accepted any items from customers and have made no sales of refined metals. As of February 28, 2009, our net loss since inception was $142,635. Our ability to achieve and maintain profitability and positive cash flow is dependent, among other things, upon:

•	Development and launching of our website,

•	acceptance of our commercial advertisements by the public,

•	our ability to attract customers who want to sell their unwanted gold coins and jewelry items, and

•	our ability to enter into an acceptable agreement with a refiner of precious metals.

Based upon current plans, we expect to incur operating losses in future periods because we expect to incur expenses which will exceed revenues for an unknown period of time. We cannot guarantee that we will be successful in generating sufficient revenues to support operations in the future. Failure to generate sufficient revenues will cause us to go out of business and you could lose your investment.

We are dependent on outside financing for continuation of our operations.

Because we have generated limited revenue and currently operate at a significant loss, we are completely dependent on the continued availability of financing in order to continue our business. There can be no assurance that financing sufficient to enable us to continue our operations will be available to us in the future. Our failure to obtain future financing or to produce levels of revenue to meet our financial needs could result in our inability to continue as a going concern and, as a result, investors in the Company could lose their entire investment.

We are dependent upon outside financing to continue pursuit of our business plan. We may need to obtain additional financing which may not be available on acceptable terms, if at all.

As noted above, we have limited revenues and have been unable to fully fund the pursuit of our primary business plan. We may need additional funds to complete further development of our business plan to achieve a sustainable sales level, where ongoing operations can be funded out of current revenues. There is no assurance that any additional financing will be available, or if available, that it will be on terms that will be acceptable to us. Currently, we do not have any arrangements in place or contemplated with respect to future financings.

If we do not attract customers to our website on cost-effective terms, we will not make a profit, which ultimately will result in a cessation of operations.

Our success depends on our ability to attract customers who desire to sell their unwanted gold coins and jewelry items for cash. Our strategy to attract customers to our website, which has not been formalized or implemented, includes commercial advertising on the Internet, television and radio. If we are unsuccessful in attracting a sufficient amount of traffic to our website, our ability to get customers and our financial condition will be harmed. To date we do not have any customers. We cannot guarantee that we will ever have any customers. Even if we obtain customers, there is no guarantee that we will generate a profit. If we cannot generate a profit, we will have to suspend or cease operations.

Our operating results will depend on our website, network infrastructure, and transaction processing systems. Capacity restraints or systems failures would harm our business, results of operations and financial condition.

We have not developed our website, network infrastructure, or transaction processing systems. We will have to suspend or cease operations if we are unable to develop our website, network infrastructure, and transaction processing systems.

If we are able to develop our website, network infrastructure, and transaction processing systems, any systems interruptions that result in the unavailability of our website or reduced performance of our transaction systems would reduce our transaction volume and the attractiveness of our services and would seriously harm our business, operating results, and financial condition. Our transaction processing systems and network infrastructure may be unable to accommodate increases in traffic to our website. We may be unable to project accurately the rate or timing of traffic increases or successfully upgrade our systems and infrastructure to accommodate future traffic levels on our website. In addition, we may be unable to upgrade or expand our transaction processing systems in an effective and timely manner or to integrate any newly developed or purchased functionality with our then existing systems. Any inability to do so may cause unanticipated system disruptions, slower response times, and degradation in levels of customer service, impaired quality and speed of order fulfillment or delays in reporting accurate financial information.

Because our sole officer and director does not have prior experience in online marketing, we may have to hire individuals or suspend or cease operations.

Because our sole officer and director does not have prior experience in online marketing, we may have to hire additional experienced personnel to assist us with our operations. If we need the additional experienced personnel and we do not hire them, we could fail in our plan of operations and have to suspend operations or cease operations.

Because our sole officer and director does not have prior experience in financial accounting and the preparation of reports under the Securities Exchange Act of 1934, we may have to hire individuals which could result in an expense we are unable to pay.

Because our sole officer and director does not have prior experience in financial accounting and the preparation of reports under the Securities Act of 1934, we may have to hire additional experienced personnel to assist us with the preparation thereof. If we need the additional experienced personnel and we do not hire them, we could fail in our plan of operations and have to suspend operations or cease operations entirely and you could lose your investment.

Because we have only one officer and director who is responsible for our managerial and organizational structure, in the future there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us.

We have only one officer and director. He is responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When theses controls are implemented, he will be responsible for the administration of the controls. Should he not have sufficient experience, he may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the Securities and Exchange Commission.

We are completely dependent on our sole officer and director to guide our initial operations and initiate our plan of operations. If we lose his services we will have to cease operations.

Our success will depend entirely on the ability of Mr. Ayers, our sole officer and director. If we lose the services of Mr. Ayers, we will cease operations. Presently, Mr. Ayers is committed to providing his time to us, however, Mr. Ayers does engage in other activities and only devotes and will devote a limited amount of time to our operations.

Because we are a small company, have minimal overall capitalization, no working capital and continue to incur operating losses, we must keep our marketing activities to a minimum once they start. As a result, we may not be able to attract enough customers to operate profitably at this time. If we do not make a profit, we may have to suspend or cease operations.

Because we are a small company, have minimal overall capitalization, no working capital and continue to incur operating losses, we must keep our marketing activities to a minimum once they start. Currently, our website is not complete and we have not created any advertisements for radio or television. As a result, we may not be able to attract enough customers quickly enough to operate at a profit. If we cannot operate profitably, we may have to suspend or cease operations.

Because Lance Ayers, our sole officer, director and employee, will maintain ownership of up to 64.62% of the outstanding shares of the Company, he will control our operations.

Lance Ayers, our sole officer, director and employee, controls the Company through his ownership of 45,000,000 shares (or 64.62%) of the 69,640,000 total outstanding shares. As a result of his ownership, Mr. Ayers will be able to elect all of our directors and entirely control our operations. If his decisions are incorrect or if the Company cannot sustain itself on the remaining revenues, we could go out of business and you would lose your investment.

In light of our limited financial resources, we may be unable to obtain agreements for services of a refinery as identified herein, which could impair our ability to pursue our business plans.

We intend to seek and enter into a services agreement with a metal refinery in connection with our business plan. In light of the fact that we are a small company and have limited financial resources, we may be unable to obtain formal agreements for the services of a refinery. In the event that we are unable to obtain these services, we may be forced to seek alternative sources for such services and the costs may be higher than anticipated.

Additional capital, if needed, may not be available on acceptable terms, if at all, and any additional financing may be on terms adverse to your interests.

We may need additional cash to fund our operations. Our capital needs will depend on numerous factors, including market conditions and our profitability. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund expansion, successfully promote our brand name, develop or enhance our services, take advantage of business opportunities, or respond to competitive pressures or unanticipated requirements, any of which could seriously harm our business and reduce the value of your investment.

If we are able to raise additional funds, if and when needed, by issuing additional equity securities, you may experience significant dilution of your ownership interest and holders of these new securities may have rights senior to yours as a holder of our Common Stock. If we obtain additional financing by issuing debt securities, the terms of those securities could restrict or prevent us from declaring dividends and could limit our flexibility in making business decisions. In this case, the value of your investment could be reduced.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

If we fail to attract and retain qualified senior executive and key technical personnel, our business will not be able to expand.

We are dependent on the continued availability of the services of our sole employee, Lance Ayers, who is key to our future success. If we lose the services of Mr. Ayers, or fail to replace his services if he departs, we could experience a severe negative effect on our business, and operating and financial results.

If we fail to comply with the new rules under the Sarbanes-Oxley Act related to accounting controls and procedures, or if material weaknesses or other deficiencies are discovered in our internal accounting procedures, our stock price could decline significantly.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. We are in the process of documenting and testing our internal control procedures, and we may identify material weaknesses in our internal control over financial reporting and other deficiencies. If material weaknesses and deficiencies are detected, it could cause investors to lose confidence in our Company and result in a decline in our stock price and consequently affect our financial condition. In addition, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

The following risks relate principally to our Common Stock and its market value:

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that relate to the application of the SEC’s penny stock rules in trading our securities and require that a broker/dealer have reasonable grounds for believing that the investment is suitable for that customer, prior to recommending the investment. Prior to recommending speculative, low priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative, low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker/dealers to recommend that their customers buy our Common Stock which may have the effect of reducing the level of trading activity and liquidity of our Common Stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker/dealers may be willing to make a market in our Common Stock thereby reducing a shareholder’s ability to resell shares of our Common Stock.

Because there is a limited public trading market for our Common Stock, you may not be able to resell your stock.

There is currently a limited public trading market for our Common Stock and there is no assurance that a more active trading market will ever develop. As such, you may have to hold your shares for an extended period of time before you are able to sell them, if at all.

Our Board of Directors may issue and fix the terms of shares of our Preferred Stock without stockholder approval, which could adversely affect the voting power of holders of our Common Stock or any change in control of our company.

Our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of “blank check” preferred stock, par value $0.00001 per share (the “Preferred Stock”), with such designation rights and preferences as may be determined from time to time by the Board of Directors. Our Board of Directors is empowered, without shareholder approval, to issue additional shares of Preferred Stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our Common Stock. In the event of such issuances, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company.

Our shares are considered “penny stocks” which imposes additional sales practice requirements on broker/dealers; as such many broker/dealers may not want to make a market in our shares which could affect your ability to sell your shares in the future.

Our shares are considered “penny stocks” covered by section 15(g) of the Exchange Act, and Rules 15g-1 through 15g-6 promulgated thereunder, which imposes additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). Since our shares are covered by section 15(g) of the Securities Exchange Act of 1934, many broker/dealers may not want to make a market in our shares or conduct any transactions in our shares. As such, your ability to dispose of your shares may be adversely affected.

Future sales by our stockholders may negatively affect our stock price and our ability to raise funds in new stock offerings.

Sales of our Common Stock in the public market could lower the market price of our Common Stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Of the 69,640,000 shares of Common Stock outstanding as of May 29, 2009, 19,640,000 shares are freely tradable without restriction by stockholders who are not our affiliates. Of the remaining 50,000,000 shares of Common Stock, 45,000,000 shares are held by our sole officer, director and majority shareholder, Lance Ayers, and 5,000,000 shares are held by Noel, Noel, Ltd., a United Kingdom company,, all of which shares are “restricted securities” and may be resold in the public market only if registered or pursuant to an exemption from registration. Some of these shares may be resold under Rule 144 if the applicable requirements of Rule 144 are met.

We do not expect to pay dividends and investors should not buy our Common Stock expecting to receive dividends.

We have not paid any dividends on our Common Stock in the past and do not anticipate that we will declare or pay any dividends in the foreseeable future. Consequently, you will only realize an economic gain on your investment in our Common Stock if the price appreciates. You should not purchase our Common Stock expecting to receive cash dividends. Since we do not pay dividends, and if we are not successful in establishing an orderly trading market for our shares, then you may not have any manner to liquidate or receive any payment on your investment. Therefore our failure to pay dividends may cause you to not see any return on your investment even if we are successful in our business operations. In addition, because we do not pay dividends we may have trouble raising additional funds which could affect our ability to expand our business operations.

The following risks relate to the Internet industry:

Our success is tied to the continued use of the Internet and the adequacy of the Internet infrastructure.

Our future revenues and profits, if any, substantially depend upon the continued widespread use of the Internet as an effective medium of business and communication. Factors which could reduce the widespread use of the Internet include:

•	actual or perceived lack of security of information or privacy protection;

•	possible disruptions, computer viruses or other damage to the Internet servers or to users’ computers; and

•	excessive governmental regulation.

Customers may be unwilling to use the Internet.

Our future depends heavily upon the general public’s willingness to use the Internet as a means to sell their unwanted gold coins and jewelry. The demand for and acceptance of our services over the Internet are highly uncertain, and our e-commerce business may have a short track record. If consumers are unwilling to use the Internet to conduct business, our business may not develop profitably.

Our relationships with our customers may be adversely affected if the security measures that we use to protect their personal information are ineffective.

Any breach in our website security could expose us to a risk of loss or litigation and possible liability. We anticipate that we will rely on encryption and authentication technology licensed from third parties to provide secure transmission of confidential information. As a result of advances in computer capabilities, new discoveries in the field of cryptography or other developments, a compromise or breach of our security precautions may occur. A compromise in our proposed security could severely harm our business. A party who is able to circumvent our proposed security measures could misappropriate proprietary information or cause interruptions in the operation of our website. We may be required to spend significant funds and other resources to protect against the threat of security breaches or to alleviate problems caused by these breaches. However, protection may not be available at a reasonable price or at all. Concerns regarding the security of e-commerce and the privacy of users may also inhibit the growth of the Internet as a means of conducting commercial transactions.

Existing or future government regulation could harm our business.

We are subject to the same federal, state and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards conducting business on the Internet. However, due to the increasing popularity and use of the Internet, many laws and regulations relating to the Internet are being debated at the state and federal levels. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy could also harm our business. Current and future laws and regulations could harm our business, results of operations, and financial condition.

Laws or regulations relating to privacy and data protection may adversely affect the growth of our Internet business or our marketing efforts.

We are subject to increasing regulation at the federal, state, and international levels relating to privacy and the use of personal user information. These data protection regulations and enforcement efforts may restrict our ability to collect demographic and personal information from users which could be costly or harm our marketing efforts.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The Company entered into to lease on February 8, 2009 for office space located at 12830 Hillcrest Rd., Suite 111, Dallas, Texas 75230-1547 for $525 per month. The initial term of the lease is for a six-month period expiring on August 31, 2009. The lease contains provisions to extend or terminate with a written 30-day notice. This office space is adequate for our immediate and near-term needs. We do not intend to acquire any properties in the immediate future.

ITEM 3.	LEGAL PROCEEDINGS.

There are no material pending legal or governmental proceedings relating to our Company or properties to which we are a party, and to our knowledge, there are no material proceedings to which our sole officer and director is a party adverse to us or which have a material interest adverse to us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

A written action in lieu of a special meeting of shareholders was signed on April 22, 2009 to approve (i)

the new business of the Company, (ii) the Company’s name change from Real Estate Referral Center, Inc. to Gold Bag, Inc., and (iii) a forward stock split on a 10:1 basis while maintaining the existing par value of $0.00001 and the existing number of common authorized shares of 100,000,000. Proxies were not requested. The majority shareholder, Lance Ayers, who is also our sole officer and director, voted his 4,500,000 shares (or 64.62%) of the 6,964,000 shares (pre-Forward Split) issued and outstanding at the time of the action in favor of these actions.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is currently traded on the Over-the-Counter Bulletin Board under the trading symbol “RRFC”. We expect to receive a new trading symbol for our common stock on June 1, 2009. None of our Common Stock is subject to outstanding options or rights to purchase, nor do we have any securities that are convertible into our Common Stock. We have not agreed to register any of our stock for anyone, nor do we presently have in effect employee stock options or benefits plans that would involve the issuing of additional shares of our Common Stock.

The market for the Company’s Common Stock is limited, volatile and sporadic and could be subject to wide fluctuations in response to quarter to quarter variations in operating results, news announcements, trading volume, sales of Common Stock by officers, directors and principal shareholders of the Company, general market trends, changes in the supply and demand for the Company’s shares, and other factors. The following table sets forth the high and low sales prices relating to the Company’s Common Stock for fiscal years 2009 and 2008. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

Period	High	Low
2009 Fiscal Year:
Fourth Quarter (02/28/09)	$1.40	$1.01
Third Quarter (11/30/08)	$1.40	$1.40
Second Quarter (08/31/08)	$1.40	$1.40
First Quarter (05/31/08)	$1.40	$1.24

2008 Fiscal Year:
Fourth Quarter (02/28/08)	$2.80	$0.84
Third Quarter (11/30/07)	$2.80	$2.00
Second Quarter (08/31/07)	$2.50	$1.75
First Quarter (05/31/07)	$0.00	$0.00

Holders

There were 49 registered holders or persons otherwise entitled to hold our shares of Common Stock as of February 28, 2009 pursuant to a shareholders’ list provided by our transfer agent as of that date and our records relating to issuable shares. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of shares of Common Stock held in street name.

As of May 29, 2009, there are 69,640,000 shares issued and outstanding. A total of 50,000,000 (giving effect to the Forward Split) of these shares were issued in a private transaction without registration and are therefore restricted securities. Of these 50,000,000 shares, Mr. Ayers, our sole officer, director and employee, owns 45,000,000 shares. Additionally, on July 31, 2006, we closed the Offering described herein through which we raised $196,400 by selling 19,640,000 (giving effect to the Forward Split) registered shares of Common Stock to 55 individuals.

Under Rule 144 promulgated under the Securities Act, Mr. Ayers, our sole officer, director and employee, may sell up to one percent (1%) of the total outstanding shares (or an amount of shares equal to the average weekly reported volume of trading during the four calendar weeks preceding the sale) every three months provided that (1) current public information is available about the Company, (2) the shares have been fully paid for at least one year, (3) the shares are sold in a broker’s transaction or through a market-maker, and (4) the seller files a Form 144 with the SEC. Based on the 69,640,000 shares issued and outstanding, Mr. Ayers could sell up to 696,400 shares every three months if all of the above conditions are met. For a discussion of Mr. Ayers’ acquisition of his 45,000,000 shares, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Events below.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans and there are no outstanding options.

DESCRIPTION OF SECURITIES

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.00001 per share (“Common Stock”). Holders of Common Stock are entitled to one vote per share and to receive dividends or other distributions when and if declared by the Board of Directors. As of this filing, there are 69,640,000 shares of Common Stock outstanding held by 49 shareholders of record.

Our Common Stock trades on the OTCBB under the symbol “RRFC”. We expect to receive a new trading symbol for our common stock on June 1, 2009. None of our Common Stock is subject to outstanding options or rights to purchase, nor do we have any securities that are convertible into shares of our Common Stock. We have not agreed to register any of our stock for anyone nor do we presently have in effect employee stock options or benefit plans that would involve the issuing of additional shares of our Common Stock.

Our Common Stock does not have preemptive rights, meaning that our common shareholders’ ownership interest would be diluted if additional shares of our Common Stock are subsequently issued, and the existing shareholders are not granted the right, in the discretion of the Director, to maintain their percentage ownership interest in the Company. This lack of protection from dilution to minority shareholders could allow our Director to issue additional shares of our Common Stock to persons friendly with our existing management, thus preventing any change in control of the Company.

Upon any liquidation, dissolution or winding-up of Gold Bag, our assets, after the payment of debts and liabilities and any liquidation preferences of, and unpaid dividends on, any class of Preferred Stock then outstanding, will be distributed pro-rata to the holders of the Common Stock. The holders of the Common Stock have no right to require us to redeem or purchase their shares.

The holders of Common Stock are entitled to share equally in dividends, if and when declared by our Director, out of funds legally available therefore, subject to the priorities given to any class of Preferred Stock which may be issued.

No Cumulative Voting

Holders of shares of our Common Stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of our directors. Lance Ayers, our sole officer, director and employee, owns approximately 64.62% of our outstanding shares and will be able to elect all of our directors.

Preferred Stock

Gold Bag is authorized to issue 100,000,000 shares of preferred stock, $0.00001 par value per share (the “Preferred Stock”). We have no shares of Preferred Stock issued and outstanding, however, the Director may later determine to issue shares of our Preferred Stock. The Preferred Stock may be created and issued in one or more series and with such designations, rights, preferences and restrictions as shall be stated and expressed in the resolution(s) providing for the creation and issuance of such preferred stock. If Preferred Stock is issued and we are subsequently liquidated or dissolved, the preferred shareholders would have preferential rights to receive a liquidating distribution for their shares prior to any distribution to common shareholders.

Although we have no present intent to do so, we could issue shares of Preferred Stock with such terms and privileges that a third party acquisition of Gold Bag could be difficult or impossible, thus indefinitely entrenching our existing management in control of the Company.

Dividend Policy

To date, we have not paid any dividends. The payment of dividends, if any, on our Common Stock in the future is within the sole discretion of our Director and will depend upon our earnings, capital requirements, financial condition, and other relevant factors. Our sole officer, director and employee, Mr. Ayers, does not intend to declare any dividends on the Common Stock in the foreseeable future, but instead intends to retain all earnings, if any, for use in our business operations.

Transfer Agent

The Company uses Securities Transfer Corporation located at 2591 Dallas Parkway, Suite102, Frisco, Texas 75034 as its transfer agent.

RECENT SALES OF UNREGISTERED SECURITIES.

None.

(Remainder of this page intentionally left blank.)

ITEM 6.	SELECTED FINANCIAL DATA.

	February 28, 2009		February 29, 2008
TOTAL ASSETS	$114,331		$156,547

TOTAL LIABILITIES	$40,366		$21,890

TOTAL STOCKHOLDERS’ EQUITY	73,965		134,657

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$114,331		$156,547

	Year Ended				From Inception through February 28, 2009
	February 28, 2009		February 29, 2008
REVENUE, NET	$-0-		$-0-		$-0-

TOTAL EXPENSES	65,492		24,965		142,635

NET LOSS FOR PERIOD	$(65,492)		$(24,965)		$(142,635)

NET LOSS PER SHARE-BASIC AND DILUTED	$-0-		$-0-

WEIGHTED AVERAGE SHARES OUTSTANDING	69,640,000	*	69,640,000	*

*	Post-Forward Split

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Notice Regarding Forward Looking Statements

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Report contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, statement related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” herein as well as those discussed elsewhere in this Report and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors that may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether because of new information, future events, or otherwise.

Overview

Gold Bag, Inc. (the “Company”) was formed as a Nevada corporation on December 23, 2005 under the name Real Estate Referral Center, Inc. to cater to the inexperienced buyer or seller of residential real estate who did not have a pre-existing established relationship with a realtor. The business plan called for us to locate a realtor for the client with the realtor paying us a fee for that service. The Company was unsuccessful in developing this business plan.

On December 27, 2005, we sold 5,000,000 shares of our Common Stock at $0.001 per share to its officers for proceeds of $5,000.

On June 21, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective through which we offered up to 2,000,000 shares of our Common Stock at $0.10 per share (the “Offering”). No underwriter was involved in the Offering. On July 31, 2006, we closed the Offering in which we raised $196,400 by selling 1,964,000 shares of Common Stock to 55 individuals.

In April 2009, we moved our operations and changed our corporate address to 12830 Hillcrest Road, Suite 111, Dallas, TX 75230-1547. Simultaneously, Lance Ayers, the sole member of the Company’s Board of Directors and majority shareholder, approved our new business operations and changed our name to Gold Bag, Inc. to reflect our new business to purchase unwanted gold coins or broken jewelry, or other items containing precious metals, from the general public at a scrap value price. The precious metals will then be sold to a refinery where the items will be melted down into pure form and sold at market price.

Also at the time of the name change to Gold Bag, Inc., we affected a forward stock split on a 10:1 basis in order to establish a more liquid public market for our shares to trade (the “Forward Split”). Based upon 6,964,000 shares of Common Stock issued and outstanding on May 22, 2009, the Record Date used to determine shareholders eligible to receive shares under the Forward Split, this action increased the outstanding shares of Common Stock by 900% bringing the total shares issued and outstanding after the Forward Split to 69,640,000. The Pay Date of the Forward Split shares was May 29, 2009. Our Common Stock trades on the OTCBB under the symbol “RRFC”. We expect to receive a new trading symbol for our common stock on June 1, 2009.

Gold Bag, Inc. is in the business of purchasing gold coins and other precious metals in the form of jewelry directly from the general public. Dealing with the customer directly enables a faster sale to the consumer and all parties avoid the costs of a middleman. Once the gold coins and precious metals are purchased from the customer, we will send the items to a refinery that is able to produce pure gold, silver, and other precious metals which are then sold for a profit. We are a development stage company. We intend to offer our services to customers worldwide from whom we will provide a fast and convenient solution to sell their unwanted items made of precious metals. We are a company without revenues or operations, have minimal assets, and have incurred losses since inception.

Our customers can be any individual or entity worldwide for whom we will provide a fast and convenient solution to sell their unwanted items containing precious metals. Our customers will be solicited through direct marketing through advertisements over the Internet and radio and television. Our toll-free number and website will provide easy access to customers who want to sell their unwanted items. After they initiate an order, the Company will send them everything they need in order that they may return their items for processing. Upon receipt of each item, it will be catalogued and then be appraised based on the quality and quantity of the metals. If accepted for purchase by the Company, a check will be mailed to the customer within 72-hours of the appraisal. The customer has a fifteen (15) day period from the date of the check in which they can accept the amount paid for the items and cash the check, or they may return the check to the Company. If the customer cashes the check or fails to return the check before the end of the fifteen (15) day period, the transaction will be completed and the precious metals will then be refined and sold. If the customer returns the check to the Company within the fifteen (15) day period, the Company will return the items to the customer.

With the exception of the funds raised in the Offering, we are a company without revenues or operations; we have minimal assets and have incurred losses since inception. Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business operation for the next 12 months. Our ability to achieve and maintain profitability and positive cash flow is dependent upon (i) our ability to attract customers who want to sell their unwanted coins or broken jewelry, (ii) the price at which we purchase the items, (iii) our ability to have the metals refined into a pure form, (iv) and our ability to sell the pure form metals to a refinery or third party for a profit. We expect to generate revenues from the sale of the refined metals to a third party. The attached financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such, we may have to cease operations and investors may lose their investment.

Our principle business activities will be (i) creating our website where customers can request an informational packet to send us their unwanted items, (ii) identifying and entering into an agreement with a refinery; and (iii) promoting our Company through advertisements over the Internet and on radio and television. We have not yet developed our website, network infrastructure, or transaction processing system. We intend to (i) immediately initiate the development of our website, www.goldbag.com, (ii) seek and negotiate an agreement with a suitable refinery, and (iii) retain a third party service provider to build and maintain our network infrastructure and transaction processing system. We believe it will take up to four months to create a workable website, network infrastructure, and transaction processing system.

We believe that we have a low-cost business plan designed to maximize revenues while minimizing costs. As demand for our services increase, our plan can be easily adapted while keeping our costs low.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policy among others involve the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue is recognized when the coins and unwanted jewelry has been shipped to the refiner and collectability is reasonably assured. Revenue recognized from these sales is net of applicable provisions for refunds, discounts and allowances.

The Company accounts for compensation associated with stock options warrants issued to non-employees using the fair and -value based method prescribed by Financial Accounting Standard 123 – Accounting for Stock-Based Compensation. The Company uses the Black-Scholes options-pricing model to determine the fair value of these instruments.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R

(“SFAS 123R”) “Share based Payment” a revision of Statement No. 123, “Accounting for Stock Based Compensation.” This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on grant date fair value of the awards. The Company adopted 123R. The standard provides for a prospective application. Under this method, the Company will begin recognizing compensation costs for equity based compensation of or all new or modified grants after the date of adoption.

Recently Issued Accounting Pronouncements

During the year ended December 31, 2008, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FASB) the most recent of which was Statements on Financial Accounting Standards (SFAS) No. 163, Accounting for Financial guarantee Insurance Contracts—an interpretation of FASB Statement No. 60. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results. In the opinion of management, this statement will have no material effect on the financial statements of the Company.

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risks Relating to Our Business,” “Description of Business” and elsewhere in this document. See “Forward-Looking Statements.”

Results of Operations – Comparison of Years Ending February 28, 2009 and 2008

For the years ending February 28, 2009 and 2008, the Company had no revenue. For the year ending February 28, 2009, the Company had a net loss totaling $65,492 compared to a net loss of $24,965 for the same period in 2008, an increase of $40,527. During the year ending February 28, 2009, management and professional fees totaled $60,160 compared to $19,315 for the same period in 2008. This increase of $40,845 is primarily a result of increased activity related to the administration of the business as it related to its operations and to being a public entity.

Liquidity and Capital Resources

Although incorporated in 2005, Gold Bag began its current operations in 2009, and has not as yet attained a level of operations which allows it to meet its current overhead. We do not contemplate attaining profitable operations until year end 2009, nor is there any assurance that such an operating level can ever be achieved. We will be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, and significant marketing related expenditures to gain market recognition, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. While Gold Bag has funded its initial operations with private placements of equity, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

As of February 28, 2009, the Company’s cash balance was $114,331. Outstanding debt as of February 28, 2009 totaled $40,366. The Company’s working capital as of February 28, 2009 was $73,965.

Recent Events

On April 22, 2009, Lance Ayers, the sole member of the Company’s Board of Directors and majority shareholder who holds 64.62% of the Company’s Common Stock, consented to and approved a ten-for-one forward split of the Company’s 6,964,000 issued and outstanding shares of Common Stock (the “Forward Split”) while maintaining the current number of authorized shares of Common Stock (100,000,000 shares) and the current par value per share ($0.00001). FINRA approved the transaction with an effective pay date of May 29, 2009. On the Pay Date, the Company’s transfer agent issued and mailed to the shareholders of record as of May 22, 2009, nine additional shares of Common Stock for each share of Common Stock held, thereby effectuating a Forward Split on a 10:1 basis. Shareholders were not required to return or exchange their certificates for any shares owned prior to the Forward Split. Based upon 6,964,000 shares of Common Stock outstanding on the Record Date, the Forward Split increased the outstanding shares of Common Stock by 900% and 69,640,000 shares of Common Stock became outstanding on May 29, 2009. Consummation of the Forward Split will not result in a change in the relative equity position or voting power of the shareholders.

On April 14, 2009, a Stock Purchase Agreement was entered into by and between Noel Noel, Ltd., an entity formed under the laws of the United Kingdom (“Noel”), and Lance Ayers, an individual residing in Dallas County, Texas. Mr. Ayers serves as the Company’s sole officer and director. Prior to the subject transaction, Noel was a beneficial owner of 5,000,000 shares (50,000,000 post-Forward Split) of the Company’s outstanding Common Stock. Pursuant to the terms of the Stock Purchase Agreement, Noel sold 4,500,000 shares (45,000,000 shares post-Forward Split) of the Company’s Common Stock owned by it (the “Subject Shares”) to Mr. Ayers for a purchase price of $150,000 (the “Purchase Price”). The Purchase Price is payable to Noel in the form of a Secured Promissory Note in the amount of $150,000 (the “Note”). The Note is payable in thirty (30) equal monthly installments of $5,000 beginning on April 14, 2010 and continuing on the first date of each calendar month thereafter until paid in full. The Note is secured by the Subject Shares and a Security Agreement between the parties. In the event of a default under the Note, including the failure of Mr. Ayers to make a payment, the occurrence of a change in control, or the termination of Mr. Ayers from the Company for any reason, the entire unpaid principal balance and accrued interest owed shall immediately become due and payable and Noel may exercise its rights under the Security Agreement, including but not limited to, return of the Subject Shares. As of May 29, 2009, Noel owns 5,000,000 shares of Common Stock of the Company that represents 7.17% of the issued and outstanding shares and are “restricted securities” and may be resold in the public market only if registered or pursuant to an exemption from registration. Some of these shares may be resold under Rule 144 if the applicable requirements of Rule 144 are met.

Other than as outlined above, (i) there are no arrangements or understandings among Noel and Mr. Ayers with respect to the election of directors or other matters, and (ii) the Company is not aware of any arrangements, including any pledge of our securities by any person, the operation of which at a subsequent date will result in a change of control.

On April 22, 2009, Lance Ayers, the sole member of the Company’s Board of Directors and majority shareholder who holds 64.62% of the Company’s Common Stock, consented to and approved an amendment to the Company’s Articles of Incorporation to change the name from Real Estate Referral Center, Inc. to Gold Bag, Inc. The effective date of the amendment was May 22, 2009.

Commitments

Management does not believe that the net proceeds from the Offering mentioned herein will provide sufficient funds to meet operating requirements for the subsequent twelve-month period.

To date, we have not entered into an employment contract with Lance Ayers, our sole officer, and do not intend to do so until such time as we deem it prudent to do so. We do, however, have a commitment to Mr. Ayers wherein, as Chief Executive Officer, he will receive a monthly salary of $7,000 for a nine-month period beginning June 1, 2009, after which his compensation arrangement will change to 10% of the Company’s monthly gross revenue. The latter compensation will continue indefinitely at the discretion of the Company’s Board of Directors. A salary of $7,000 and a bonus of $20,000 was accrued for Mr. Ayers during the year ended February 28, 2009. Both the salary and bonus were paid to Mr. Ayers subsequent to February 28, 2009.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Disclosure of Commission Position on Indemnification for Securities Act Liabilities

Our Articles of Incorporation provide that we must indemnify and hold harmless directors, officers, employees, and agents of Gold Bag, Inc., as and to the extent permitted by the Nevada Revised Statutes. One of our officers or directors could take the position that this duty on our behalf to indemnify the director or officer may include the duty to indemnify the officer or director for the violation of securities laws.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to our Articles of Incorporation, Bylaws, Nevada laws or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by one of our directors, officers, or control persons, and the successful defense of any action, suit or proceeding) is asserted by such director, officer or control person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by a controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements are included and may be found at pages F-1 through F-12.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of February 28, 2009, the end of the period covered by this report, an evaluation was performed by our sole officer, Lance Ayers, who serves as our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”). Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure.

Based on this evaluation, Mr. Ayers has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and most functions are performed by an external consultant with no oversight by a professional with accounting expertise. Mr. Ayers does not possess accounting expertise and our Company does not have an audit committee. This weakness is due to the Company’s lack of working capital to hire additional staff. To remedy this material weakness, we intend to engage an accountant or outside accounting firm to assist with financial reporting as soon as our finances will allow.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company (Mr. Ayers) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statements, we have assessed the effectiveness of internal control over financial reporting as of February 28, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation as discussed above, Mr. Ayers determined that as of February 28, 2009, the Company has a material weakness in our internal control over financial reporting that relates to the lack of segregation of duties in financial reporting.

Inherent Limitations on Effectiveness of Controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We are a “smaller” company filer and are required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending on or after July 15, 2007. Although we are working to comply with these requirements, we have no financial personnel other than Mr. Ayers, making compliance with Section 404—especially with segregation of duty control requirements—very difficult and cost ineffective, if not impossible. While the SEC has indicated it expects to issue supplementary regulations easing the burden of Section 404 requirements for small entities like us, such regulations have not yet been issued.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended February 28, 2009 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item was not subject to attestation by our registered public accounting firm in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following information provided under this PART III presents the information as it relates to the Directors, Executive Officers, Promoters, Control Persons and Corporate Governance as was in effect on February 28, 2009.

The following table identifies our current executive officers and directors, their respective offices and positions, and their respective dates of election or appointment:

Name	Office	Date of Appointment
Lance Ayers	President, Chief Executive Officer, Chief Financial Officer, Secretary, and Sole Director	January 19, 2009

There is no arrangement or understanding between our sole officer and director and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Business Experience

Lance Ayers– President, Chief Executive Officer, Chief Financial Officer, Secretary, and Sole Director

On January 19, 2009, Lance Ayers was appointed President, Principal Executive Officer, Chief Financial Officer, Secretary and sole member of the Board of Directors. Prior to his appointment, Mr. Ayers held several positions specializing in the area of purchasing, marketing, retail development and product procurement. From March 1997 to May 2005, Mr. Ayers was a Purchasing Manager for Dallas-based Synapse Micro Inc., a wholesale supplier of consumer electronics and computer peripherals. Prior to his work with Synapse Micro, Mr. Ayers worked in the purchasing department for Grand Prairie-based Parsons International, specializing in international product procurement. In September 2005, Mr. Ayers founded Windgrid, Inc., a private developmental stage wind technology and energy company based in Plano, TX. Mr. Ayers continues to serve as the President and sole Director of that company. In addition to his work at Windgrid, Inc., Mr. Ayers is also the President of Prime Media Group, Inc., a company he formed in 2007 that specializes in marketing, advertising, investor relations and public relations for emerging companies.

Significant Employees

Other than the executive officer named herein, the Company does not have any employees.

Family Relationships

None.

Involvement In Legal Proceedings

To the best of our knowledge, during the past five years, none of our directors or executive officers were involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Board of Directors

As noted above, Mr. Ayers is currently the sole director serving on our board. He will serve until the next annual meeting of shareholders and until his successors are elected and qualified by our shareholders, or until his earlier death, retirement, resignation or removal.

Indemnification

Under our Articles of Incorporation, we must indemnify and hold harmless directors, officers, employees, and agents of the Company to the extent permitted by the Nevada Revised Statutes. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires directors and certain officers of the Company, as well as persons who own more than ten percent (10%) of a registered class of the Company’s equity securities (“Reporting Persons”), to file reports with the SEC. The Company believes that during fiscal year ended February 28, 2009; all Reporting Persons timely complied with all filing requirements applicable to them.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below shows certain compensation information for services rendered in all capacities for the fiscal years ended February 28, 2009, 2008 and 2007. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

	Annual Compensation			Long Term Compensation
Name and Principal Position	Fiscal Year End	Salary ($)	Bonus ($)	All other and annual Compensation and LTIP Payouts ($)	Securities under Options/ SARS Granted (#)	Restricted Shares or Restricted Share Units (#)

Lance Ayers President, Chief Executive Officer, Chief Financial Officer, Secretary, and Sole Director	2009	7,000	20,000	0	0	0
	2008	0	0	0	0	0
	2007	0	0	0	0	0

Lisa McIntosh, former President, Chief Executive Officer, Chief Financial Officer, and Director	2009	0	0	0	0	0
	2008	0	0	0	0	0
	2007	0	0	0	0	0

Bruce McIntosh, former Secretary and Director	2009	0	0	0	0	0
	2008	0	0	0	0	0
	2007	0	0	0	0	0

Employment Agreements with Executive Management

To date, we have not entered into an employment contract with Lance Ayers, our sole officer, and do not intend to do until such time as we deem it prudent to do so. We do, however, have a commitment to Mr. Ayers wherein, as Chief Executive Officer, will receive a monthly salary of $7,000 for a nine-month period beginning June 1, 2009, after which his compensation arrangement will change to 10% of the Company’s monthly gross revenue. The latter compensation will continue indefinitely at the discretion of the Company’s Board of Directors. A salary of $7,000 and a bonus of $20,000 were accrued for Mr. Ayers during the year ended February 28, 2009. Both the salary and bonus were paid to Mr. Ayers subsequent to February 28, 2009.

Outstanding Equity Awards

The Company’s Board of Directors has not adopted any equity incentive plans and there are no outstanding equity awards or options as of the date of this Annual Report.

Directors’ Compensation

Mr. Ayers does not currently receive any compensation for serving as the Company’s sole director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following alphabetical table sets forth the ownership, as of May 29, 2009, of our Common Stock by each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, each of our directors and executive officers; and all of our directors and executive officers as a group. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose. This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth below, applicable percentages are based upon 69,640,000 shares of Common Stock outstanding as of May 29, 2009.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage
Lance Ayers, Sole Officer and Director	Common Stock	45,000,000 (Direct)	64.62%
All directors and named executive officers as a group (1 person)		45,000,000	64.62%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the period beginning December 21, 2005 (inception of the Company) through February 28, 2009, the Company received operating funds in the aggregate principal amount of $201,400 from the sale of shares of its Common Stock.

On December 27, 2005, the Company sold 5,000,000 shares of its Common Stock at $0.001 per share to its officers for proceeds of $5,000.

Lance Ayers, our sole director, is also our sole officer and employee. As such, he would not qualify as an “independent” director within the meaning of the rules and regulations of NASDAQ. Because of our current stage of development, we do not have any standing audit, nominating or compensation committees, or any committees performing similar functions.

Lance Ayers, our sole officer, director and employee, will receive a monthly salary of $7,000 for a nine-month period beginning June 1, 2009, after which his compensation arrangement will change to 10% of the Company’s monthly gross revenue. The latter compensation will continue indefinitely at the discretion of the Company’s Board of Directors. We paid Mr. Ayers a bonus of $20,000 during the year ended February 28, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. We incurred aggregate fees and expenses of $7,500 in 2009 and $7,088 in 2008 from Manning Elliott, Chartered Accountants. Such fees were primarily for work completed for our filings, audits and quarterly reviews.

Tax Fees. We incurred no tax fees and expenses for the 2009 and 2008 fiscal years.

All Other Fees. We incurred no other fees for the 2009 and 2008 fiscal years.

ITEM 15.	EXHIBITS.

Exhibit No.	Date	Description
3.1	December 23, 2005	Articles of Incorporation (1)

3.2	April 22, 2009	Articles of Amendment to the Articles of Incorporation to change name to Gold Bag, Inc.*

3.3	n/a	Bylaws (1)

4.1	n/a	Specimen Stock Certificate for Common Stock (1)

21.1	May 29, 2009	List of Subsidiaries*

31.1	May 29, 2009	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a)*

32.1	May 29, 2009	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sect 1350*

(1)	Filed as an exhibit to its registration statement on Form SB-2 filed with the SEC on June 2, 2006.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Title	Name	Date	Signature

Principal Executive Officer	Lance Ayers	May 29, 2009	/s/ Lance Ayers

Principal Financial Officer	Lance Ayers	May 29, 2009	/s/ Lance Ayers

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Lance Ayers	Chief Executive Officer and Director	May 29, 2009
Lance Ayers

By:	/s/ Lance Ayers	Chief Financial Officer	May 29, 2009
Lance Ayers

Report of Independent Registered Public Accounting Firm

To the Director and Stockholders

Gold Bag, Inc.

(formerly Real Estate Referral Center, Inc.)

(A Development Stage Company)

We have audited the accompanying balance sheets of Gold Bag, Inc. (formerly Real Estate Referral Center, Inc.) (A Development Stage Company) as of February 28, 2009 and February 29, 2008, and the related statements of operations, cash flows and stockholders’ equity for the years then ended and accumulated for the period from December 23, 2005 (Date of Inception) to February 28, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gold Bag, Inc. (formerly Real Estate Referral Center, Inc.) (A Development Stage Company) as of February 28, 2009 and February 29, 2008, and the results of its operations, cash flows and stockholders’ equity for the years then ended and accumulated for the period from December 23, 2005 (Date of Inception) to February 28, 2009 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception. This factor raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

May 22, 2009

Gold Bag, Inc.

(formerly Real Estate Referral Center, Inc.)

(A Development Stage Company)

Balance Sheets

(Expressed in US dollars)

	February 28, 2009	February 29, 2008
	$	$
ASSETS

Current Assets

Cash	114,331	156,547

Total Assets	114,331	156,547

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	40,366	1,890
Due to related party (Note 3(a))	—	20,000

Total Liabilities	40,366	21,890

Commitments and Contingencies (Notes 1 and 6)
Subsequent Event (Note 7)

Stockholders’ Equity

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value None issued and outstanding	—	—

Common Stock, 100,000,000 shares authorized, $0.00001 par value 69,640,000 common shares issued and outstanding (Notes 4 and 7)	696	696

Additional Paid-In Capital (Note 7)	200,704	200,704

Donated Capital (Notes 3(b) and (c))	15,200	10,400

Deficit Accumulated During the Development Stage	(142,635)	(77,143)

Total Stockholders’ Equity	73,965	134,657

Total Liabilities and Stockholders’ Equity	114,331	156,547

(The accompanying notes are an integral part of these financial statements.)

Gold Bag, Inc.

(formerly Real Estate Referral Center, Inc.)

(A Development Stage Company)

Statements of Operations

(Expressed in US dollars)

	Accumulated from December 23, 2005 (Date of Inception) to February 28, 2009	For the Year Ended February 28, 2009	For the Year Ended February 29, 2008
	$	$	$
Revenue	—	—	—

Expenses

Donated services and rent (Notes 3(b) and (c))	15,200	4,800	4,800
General and administrative	5,860	532	850
Management fees	27,000	27,000	–
Professional fees	94,575	33,160	19,315

Total Expenses	142,635	65,492	24,965

Net Loss for the Period	(142,635)	(65,492)	(24,965)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		69,640,000	69,640,000

(The accompanying notes are an integral part of these financial statements.)

Gold Bag, Inc.

(formerly Real Estate Referral Center, Inc.)

(A Development Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

	Accumulated from December 23, 2005 (Date of Inception) to February 28, 2009	For the Year Ended February 28, 2009	For the Year Ended February 29, 2008
	$	$	$
Operating Activities

Net loss for the period	(142,635)	(65,492)	(24,965)

Adjustments to reconcile net loss to net cash used in operating activities

Donated services	7,600	2,400	2,400
Donated rent	7,600	2,400	2,400

Change in operating assets and liabilities

Accounts payable and accrued liabilities	40,366	38,476	618

Net Cash Used In Operating Activities	(87,069)	(22,216)	(19,547)

Financing Activities

Advances from a related party	—	(20,000)	—
Proceeds from issuance of common stock	201,400	—	—

Net Cash Provided By (Used In) Financing Activities	201,400	(20,000)	—

Increase (Decrease) in Cash	114,331	(42,216)	(19,547)

Cash - Beginning of Period	—	156,547	176,094

Cash - End of Period	114,331	114,331	156,547

Supplemental Disclosures

Interest paid	—	—	—
Income taxes paid	—	—	—

(The accompanying notes are an integral part of these financial statements.)

Gold Bag, Inc.

(formerly Real Estate Referral Center, Inc.)

(A Development Stage Company)

Statement of Stockholders’ Equity

For the Period from December 23, 2005 (Date of Inception) to February 28, 2009

(Expressed in US dollars)

	Common Stock		Additional Paid-In Capital $	Donated Capital $	Deficit Accumulated During the Development Stage $	Total $

	Shares #	Par Value $
Balance - December 23, 2005 (Date of Inception)	—	—	—	—	—	—
Common stock issued for cash at $0.0001 per share	50,000,000	500	4,500	—	—	5,000
Donated services and rent	—	—	—	800	—	800
Net loss for the period	—	—	—	—	(17,235)	(17,235)

Balance - February 28, 2006	50,000,000	500	4,500	800	(17,235)	(11,435)
Common stock issued for cash at $0.01 per share	19,640,000	196	196,204	—	—	196,400
Donated services and rent	—	—	—	4,800	—	4,800
Net loss for the year	—	—	—	—	(34,943)	(34,943)

Balance - February 28, 2007	69,640,000	696	200,704	5,600	(52,178)	154,822
Donated services and rent	—	—	—	4,800	—	4,800
Net loss for the year	—	—	—	—	(24,965)	(24,965)

Balance - February 29, 2008	69,640,000	696	200,704	10,400	(77,143)	134,657
Donated services and rent	—	—	—	4,800	—	4,800
Net loss for the year	—	—	—	—	(65,492)	(65,492)

Balance - February 28, 2009	69,640,000	696	200,704	15,200	(142,635)	73,965

(The accompanying notes are an integral part of these financial statements.)

Gold Bag, Inc.

(formerly Real Estate Referral Center, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

February 28, 2009

(Expressed in US dollars)

1.	Nature of Operations and Continuance of Business

Gold Bag, Inc. (formerly Real Estate Referral Center, Inc.), (the “Company”) was incorporated in the State of Nevada on December 23, 2005. The Company is a development stage company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. Since inception, the Company’s principal business has been the matching of real estate customers with realtors in Canada through website and word-of mouth contacts. Subsequent to February 28, 2009, the Company changed its principal business to the purchase of broken or unwanted jewelry or other items containing precious metals, to be refined and sold.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2009, the Company has never generated any revenues and has accumulated losses of $142,635 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)	Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at February 28, 2009, the Company did not have any potentially dilutive securities outstanding.

d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2009 and February 29, 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Gold Bag, Inc.

(formerly Real Estate Referral Center, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

February 28, 2009

(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)	Financial Instruments

The fair values of financial instruments, which include cash and accounts payable, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

The Company will recognize revenue from referral fees in accordance with Securities and Exchange Commission Staff Bulletin No. 104, “Revenue Recognition in Financial Statements”. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectibility is assured. There has been no revenue for the period from inception to February 28, 2009.

j)	Recent Accounting Pronouncements

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

Gold Bag, Inc.

(formerly Real Estate Referral Center, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

February 28, 2009

(Expressed in US dollars)

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non controlling interest. SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

k)	Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. In October 2008, the FASB issued FSP 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and provides guidance on the key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Effective February 1, 2008, the Company adopted the measurement and disclosure requirements related to financial assets and financial liabilities. The adoption of SFAS 157 for financial assets and financial liabilities did not have a material impact on the Company’s results of operations or the fair values of its financial assets and liabilities.

Gold Bag, Inc.

(formerly Real Estate Referral Center, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

February 28, 2009

(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

k)	Recent Adopted Accounting Pronouncements (continued)

FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” (“FSP 157-2”) delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of fiscal 2010. The Company is currently assessing the impact that the application of SFAS 157 to nonfinancial assets and liabilities will have on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Effective March 1, 2008, the Company adopted SFAS 159, but the Company has not elected the fair value option for any eligible financial instruments as of February 28, 2009.

3.	Related Party Transactions and Balances

a)	During the year ended February 28, 2009, the balance owing of $20,000 to the former President of the Company as at February 29, 2008 was repaid. The balance was unsecured, non-interest bearing and due on demand.

b)	Commencing January 1, 2006, the former President of the Company provided management services to the Company with an estimated fair value of $200 per month. During the year ended February 28, 2009, donated services of $2,400 (2008 - $2,400) were charged to operations and treated as donated capital.

c)	Commencing January 1, 2006, the former President of the Company has provided office space to the Company with an estimated fair value of $200 per month. During the year ended February 28, 2009, donated rent of $2,400 (2008 - $2,400) was charged to operations and treated as donated capital.

4.	Common Stock

a)	On July 31, 2006, the Company issued, pursuant to an SB-2 Registration Statement, 19,640,000 forward split-adjusted shares of common stock (see Note 7) at a price of $0.01 per share for cash proceeds of $196,400.

b)	On December 27, 2005, the Company issued 50,000,000 forward split-adjusted shares of common stock (see Note 7) to the President of the Company at a price of $0.0001 per share for cash proceeds of $5,000.

5.	Income Taxes

The Company adopted the provision of SFAS No.109, “Accounting for Income taxes”. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years.

Gold Bag, Inc.

(formerly Real Estate Referral Center, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

February 28, 2009

(Expressed in US dollars)

5.	Income Taxes (continued)

The components of the net deferred tax asset at February 28, 2009 and February 29, 2008, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are listed below:

	February 28, 2009	February 29, 2008
	$	$
Net loss before income taxes	(65,492)	(24,965)
Statutory rate	35%	32%

Computed expected tax recovery	(22,922)	(7,989)

Non-deductible expenses	1,680	1,536
Change in estimates	(632)	—
Change in valuation allowance	21,874	6,453

Reported income taxes	—	—

Deferred tax asset
- Cumulative net operating losses	44,602	22,728
- Less valuation allowance	(44,602)	(22,728)

Net deferred tax asset	—	—

The Company has incurred operating losses of $127,435 which, if utilized, will expire through to 2029. Future tax benefits, which may arise as a result of those losses, have not been recognized in these financial statements. They have been offset by a valuation allowance as management does not believe their realization is more likely than not. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss:

Year Incurred	Net Loss $	Year of Expiry
2006	16,435	2026
2007	30,143	2027
2008	20,165	2028
2009	60,692	2029

	127,435

6.	Commitments

On February 9, 2009, the Company entered into a lease agreement for office premises with an unrelated party. Pursuant to the agreement, the Company agreed to pay $525 per month for a term expiring on August 31, 2009.

On January 19, 2009, the Company entered into a compensation agreement with the Company’s chief executive officer. Pursuant to the agreement, the Company agreed to pay a signing bonus of $20,000 and a salary of $7,000 per month for a period of nine months. Subsequent to this nine-month period, pursuant to the agreement, the Company’s chief executive officer will be entitled to 10% of revenues.

7.	Subsequent Event

Subsequent to February 28, 2009, the Company’s sole director and majority shareholder approved a ten-for-one forward split of the Company’s 6,964,000 issued and outstanding shares of common stock (the “Forward Split”) while maintaining the current number of authorized shares of common stock (100,000,000 shares) and the current par value per share ($0.00001). Based upon 6,964,000 shares of common stock outstanding on the record date, May 22, 2009, the Forward Split increased the outstanding shares of common stock to 69,640,000. The Statement of Stockholders’ Equity and Note 4 have been adjusted retroactively to reflect the Forward Split. Concurrent with the Forward Split, the Company changed its name from Real Estate Referral Center, Inc. to Gold Bag, Inc.