Form 10-Q
period 2009-05-31
Gold Bag, Inc.
filed 2009-07-14
CIK 1360564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File No. 000-52720

GOLD BAG, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	26-4205169
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12830 Hillcrest Rd, Suite 111, Dallas, TX 75230-1547	(972) 364-9096
(Address of Principal Executive Offices)	(Issuer’s Telephone Number)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

The number of shares outstanding of the Issuer’s Common Stock as of July 13, 2009 was 69,640,000.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Unaudited Balance Sheet as of May 31, 2009 and Audited Balance Sheet as of February 28, 2009	3

Unaudited Statements of Operations for the three months ended May 31, 2009 and 2008 and for the period from December 23, 2005 (inception) through May 31, 2009	4

Unaudited Statement of Stockholders’ Deficit for the period from December 23, 2005 (inception) through May 31, 2009	5

Unaudited Statements of Cash Flows for the three months ended May 31, 2009 and 2008 and for the period from December 23, 2005 (inception) through May 31, 2009	6

Notes to financial statements	7

GOLD BAG, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	Unaudited May 31, 2009	Audited February 28, 2009
ASSETS

Current Assets:
Cash	$33,567	$114,331
Other receivables	450	—

Total current assets	34,017	114,331

Total assets	$34,017	$114,331

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$13,363	$40,366

Total current liabilities	13,363	40,366

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock - par value $0.00001; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.00001; 100,000,000 shares authorized; 69,640,000 shares issued and outstanding	696	696
Additional paid-in capital	200,704	200,704
Donated capital	17,559	15,200
Deficit accumulated during development stage	(198,305)	(142,635)

Total stockholders’ equity	20,654	73,965

Total liabilities and stockholders’ equity	$34,017	$114,331

The accompanying footnotes are an integral part of these financial statements.

GOLD BAG, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MAY 31, 2009 AND 2008 AND

FOR THE PERIOD FROM DECEMBER 23, 2005 (INCEPTION) THROUGH MAY 31, 2009

	Three Months Ended May 31,		From Inception Through May 31, 2009
	2009	2008
Revenues	$—	$—	$—

Cost of revenues	—	—	—

Gross profit	—	—	—

Operating expenses:
Sales and Marketing	4,379	—	4,379
General and administrative	51,296	10,530	193,931

Total operating expenses	55,675	10,530	198,310

Operating loss	(55,675)	(10,530)	(198,310)

Interest income	(5)	—	(5)

Loss before taxes	(55,670)	(10,530)	(198,305)

Provision for income taxes	—	—	—

Net loss	$(55,670)	$(10,530)	$(198,305)

Loss per share, basic and diluted	$—	$—

Weighted average number of shares outstanding	69,640,000	69,640,000

The accompanying footnotes are an integral part of these financial statements.

GOLD BAG, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR PERIOD FROM DECEMBER 23, 2005 (INCEPTION) THROUGH MAY 31, 2009

	Common Stock		Additional Paid In Capital	Donated Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 23, 2005 (inception)	—	$—	$—	$—	$—	$—

Donated services and rent	—	—	—	800	—	800
Shares issued in private placement	50,000,000	500	4,500	—	—	5,000
Net loss	—	—	—	—	(17,235)	(17,235)

Balance, February 28, 2006	50,000,000	500	4,500	800	(17,235)	(11,435)

Donated services and rent	—	—	—	4,800	—	4,800
Shares issued in private placement	19,640,000	196	196,204	—	—	196,400
Net loss	—	—	—	—	(34,943)	(34,943)

Balance, February 28, 2007	69,640,000	696	200,704	5,600	(52,178)	154,822

Donated services and rent	—	—	—	4,800	—	4,800
Net loss	—	—	—	—	(24,965)	(24,965)

Balance, February 29, 2008	69,640,000	696	200,704	10,400	(77,143)	134,657

Donated services and rent	—	—	—	4,800	—	4,800
Net loss	—	—	—	—	(65,492)	(65,492)

Balance, February 28, 2009	69,640,000	696	200,704	15,200	(142,635)	73,965

Donated services and rent	—	—	—	2,359	—	2,359
Net loss	—	—	—	—	(55,670)	(55,670)

Balance, May 31, 2009	69,640,000	$696	$200,704	$17,559	$(198,305)	$20,654

The accompanying footnotes are an integral part of these financial statements.

GOLD BAG, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MAY 31, 2009 AND 2008 AND

FOR THE PERIOD FROM DECEMBER 23, 2005 (INCEPTION) THROUGH MAY 31, 2009

	Three Months Ended May 31,		From Inception through May 31, 2009
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(55,670)	$(10,530)	$(198,305)
Adjustments to reconcile net loss to net cash flows from operating activities:
Donated services and rent	2,359	1,200	17,559
Increase in other current assets	(450)	—	(450)
Decrease in accounts payable	(27,003)	6,457	13,363

Net cash flows used in operating activities	(80,764)	(2,873)	(167,833)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	—	201,400

Net cash flows provided by financing activities	—	—	201,400

Decrease in cash	(80,764)	(2,873)	33,567
Cash, beginning of period	114,331	156,547	—

Cash, end of period	$33,567	$153,674	$33,567

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

The accompanying footnotes are an integral part of these financial statements.

GOLD BAG, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of Gold Bag, Inc., a Nevada corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X for the three month periods ended May 31, 2009 and 2008 and reflect, in the opinion of management, all adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for such periods. The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements for the year ended February 28, 2009 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on May 29, 2009. The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes. Operating results for the three months ended May 31, 2009 are not necessarily indicative of the results that may be expected for the year ending February 28, 2010.

NOTE 2 – GOING CONCERN

The Company has been a development stage company and has incurred net operating losses of $198,305 since inception (December 23, 2005). The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business. Due to the start-up nature of the Company’s business, the Company expects to incur losses as it expands. To date, the Company’s cash flow requirements have been primarily met by debt and equity financings. The Company has raised additional funds through a private equity investment in order to begin its business operations, but there is no assurance that such additional funds will be available for the Company to finance its operations should the Company be unable to realize profitable operations. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

The Company entered into to a lease on February 8, 2009 for office space located at 12830 Hillcrest Rd., Suite 111, Dallas, Texas 75230-1547 for $525 per month. The initial term of the lease is for a six-month period expiring on August 31, 2009. The lease contains provisions to extend or terminate with a written 30-day notice.

We have a compensation agreement with Lance Ayers, our sole officer, under which he will receive a monthly salary of $7,000 to serve as Chief Executive Officer for a nine-month period beginning June 1, 2009, after which his compensation arrangement will change to 10% of the Company’s monthly gross revenue. The latter compensation will continue indefinitely at the discretion of the Company’s Board of Directors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s financial statements and the notes to the financial statements, which are included in this report. This information should also be read in conjunction with the information contained in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on May 29, 2009, including the audited financial statements and notes included therein. The reported results will not necessarily reflect future results of operations or financial condition.

Caution Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements”, as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Forward-looking statements are often identified by words like “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project” and similar words or expressions that, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as “may,” “will,” “should,” “plans,” “predicts,” “potential,” or “continue,” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements in an effort to conform these statements to actual results.

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

Also at the time of the name change to Gold Bag, Inc., we affected a forward stock split on a 10:1 basis in order to establish a more liquid public market for our shares to trade (the “Forward Split”). Based upon 6,964,000 shares of Common Stock issued and outstanding on May 22, 2009, the Record Date used to determine shareholders eligible to receive shares under the Forward Split, this action increased the outstanding shares of Common Stock by 900% bringing the total shares issued and outstanding after the Forward Split to 69,640,000. The Pay Date of the Forward Split shares was May 29, 2009. At the open of the market on June 1, 2009, the Company’s Common Stock began trading under its new symbol “GBGI”.

We are a development stage company. Our principle business activities will be (i) creating our website where customers can request an informational packet to send us their unwanted items, (ii) identifying and entering into an agreement with a refinery; and (iii) promoting our Company through advertisements over the Internet, radio and television.

With the exception of funds raised in June 2006 [the SEC declared our Form SB-2 Registration Statement effective through which we sold 1,964,000 (19,640,000 post-Forward split) shares of our Common Stock at $0.10 per share raising $196,400], we are a company without revenues or operations; we have minimal assets and have incurred losses since inception. Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business operation for the next 12 months. Our ability to achieve and maintain profitability and positive cash flow is dependent upon (i) our ability to attract customers who want to sell their unwanted coins or broken jewelry, (ii) the price at which we purchase the items, (iii) our ability to have the metals refined into a pure form, and (iv) our ability to sell the pure form metals to a refinery or third party for a profit. We expect to generate revenues from the sale of the refined metals to a third party. The attached financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such, we may have to cease operations and investors may lose their investment.

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

Liquidity

On December 27, 2005, the Company sold 5,000,000 (50,000,000 post-Forward split) shares of its Common Stock at $0.001 per share to its officers for proceeds of $5,000.

On June 21, 2006, the SEC declared our Form SB-2 Registration Statement effective through which we offered up to 2,000,000 (20,000,000 post-Forward split) shares of our Common Stock at $0.10 per share (the “Offering”). No underwriter was involved in the Offering. On July 31, 2006, we closed the Offering in which we raised $196,400 by selling 1,964,000 (19,640,000 post-Forward split) shares of Common Stock to 55 individuals.

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risks Relating to Our Business,” contained in our Form 10-K filed with the SEC on May 29, 2009 and elsewhere in this document. See “Caution Regarding Forward-Looking Statements.”

Material Changes in Financial Condition and Results of Operations

As of May 31, 2009, the Company’s cash assets were $33,567, a decrease of $80,764 from February 28, 2009. Accounts payable decreased $27,003 from $40,366 at February 28, 2009 to $13,363 at May 31, 2009.

Comparison of Three Month Periods Ended May 31, 2009 and 2008

No revenues were recorded during the three months ended May 31, 2009 and 2008. Operating expenses during the three months ended May 31, 2009 and 2008 were comprised of general and administrative expenses and sales and marketing expenses. Total general and administrative expenses of $51,296 for the three months ended May 31, 2009 increased by $40,766 or 387% over the same period in 2008. Sales and marketing expenses totaling $4,379 were incurred for the first time during the three months ended May 31, 2009. These increases are attributed to costs associated with increased activity related to the Company’s business.

Off-Balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this item.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms and is accumulated and communicated to Mr. Ayers, as appropriate, in order to allow timely decisions in connection with required disclosure.

Evaluation of Disclosure Controls and Procedures

Mr. Ayers has evaluated the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of the end of the period covered by this quarterly report. Based on such evaluation, he concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed three month period ending May 31, 2009, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Changes in Internal Controls

During the three months ended May 31, 2009, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Date	Description
3.1	n/a	Articles of Incorporation(1)

3.2	n/a	Bylaws(1)

31.1	July 14, 2009	Certification of Chief Executive Officer and Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*

32.1	July 14, 2009	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Filed as an exhibit to Form SB-2 filed with the SEC on June 2, 2006.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: July 14, 2009

GOLD BAG, INC.

By:	/s/ Lance Ayers
Lance Ayers, President, Chief Executive
Officer, and Principal Financial Officer