Form 10-Q
period 2009-08-31
Gold Bag, Inc.
filed 2009-10-06
CIK 1360564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File No. 00-52720

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

DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

The number of shares outstanding of the Issuer’s Common Stock as of September 28, 2009 was 69,640,000.

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

Unaudited Balance Sheet as of August 31, 2009 and Balance Sheet as of February 28, 2009	3

Unaudited Statements of Operations for the three and six months ended August 31, 2009 and 2008 and for the period from December 23, 2005 (inception) through August 31, 2009	4

Unaudited Statement of Stockholders’ Deficit for the period from December 23, 2005 (inception) through August 31, 2009	5

Unaudited Statements of Cash Flows for the six months ended August 31, 2009 and 2008 and for the period from December 23, 2005 (inception) through August 31, 2009	6

Notes to financial statements	7

GOLD BAG, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	Unaudited August 31, 2009	February 28, 2009
ASSETS
Current Assets:
Cash	$10,253	$114,331

Total current assets	10,253	114,331

Total assets	$10,253	$114,331

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$4,412	$40,366
Accrued expenses	21,000	-

Total current liabilities	25,412	40,366

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock - par value $0.00001; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.00001; 100,000,000 shares authorized; 69,640,000 shares issued and outstanding	696	696
Additional paid-in capital	200,704	200,704
Donated capital	17,559	15,200
Deficit accumulated during development stage	(234,118)	(142,635)

Total stockholders’ equity	(15,159)	73,965

Total liabilities and stockholders’ equity	$10,253	$114,331

GOLD BAG, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2009 AND 2008 AND

FOR THE PERIOD FROM DECEMBER 23, 2005 (INCEPTION) THROUGH AUGUST 31, 2009

	Three Months Ended August 31,		Six Months Ended August 31,		From Inception through August 31, 2009
	2009	2008	2009	2008
Revenues	$-	$-	$-	$-	$-

Cost of revenues	-	-	-	-	-

Gross profit	-	-	-	-	-

Operating expenses:
Sales and marketing	366	-	4,745	-	4,745
General and administrative	35,448	4,315	86,744	14,845	229,379

Total operating expenses	35,814	4,315	91,489	14,845	234,124

Operating loss	(35,814)	(4,315)	(91,489)	(14,845)	(234,124)

Interest income	(1)	-	(6)	-	(6)

Loss before taxes	(35,813)	(4,315)	(91,483)	(14,845)	(234,118)

Provision for income taxes	-	-	-	-	-

Net loss	$(35,813)	$(4,315)	$(91,483)	$(14,845)	$(234,118)

Loss per share, basic and diluted	$-	$-	$-	$-

Weighted average number of shares outstanding	69,640,000	69,640,000	69,640,000	69,640,000

GOLD BAG, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR PERIOD FROM DECEMBER 23, 2005 (INCEPTION) THROUGH AUGUST 31, 2009

	Common Stock		Additional Paid In Capital	Donated Capital	Accumulated Deficit	Total
	Shares	Amount

Balance, December 23, 2005 (inception)	-	$-	$-	$-	$-	$-

Donated services and rent	-	-	-	800	-	800
Shares issued in private placement	50,000,000	500	4,500	-	-	5,000
Net loss	-	-	-	-	(17,235)	(17,235)

Balance, February 28, 2006	50,000,000	500	4,500	800	(17,235)	(11,435)

Donated services and rent	-	-	-	4,800	-	4,800
Shares issued in private placement	19,640,000	196	196,204	-	-	196,400
Net loss	-	-	-	-	(34,943)	(34,943)

Balance, February 28, 2007	69,640,000	696	200,704	5,600	(52,178)	154,822

Donated services and rent	-	-	-	4,800	-	4,800
Net loss	-	-	-	-	(24,965)	(24,965)

Balance, February 29, 2008	69,640,000	696	200,704	10,400	(77,143)	134,657

Donated services and rent	-	-	-	4,800	-	4,800
Net loss	-	-	-	-	(65,492)	(65,492)

Balance, February 28, 2009	69,640,000	696	200,704	15,200	(142,635)	73,965

Donated services and rent	-	-	-	2,359	-	2,359
Net loss	-	-	-	-	(91,483)	(91,483)

Balance, August 31, 2009	69,640,000	$696	$200,704	$17,559	$(234,118)	$(15,159)

GOLD BAG, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2009 AND 2008 AND

FOR THE PERIOD FROM DECEMBER 23, 2005 (INCEPTION) THROUGH AUGUST 31, 2009

	Six Months Ended August 31,		From Inception through May 31, 2009
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(91,483)	$(14,845)	$(234,118)
Adjustments to reconcile net loss to net cash flows from operating activities:
Donated services and rent	2,359	2,400	17,559
Decrease in accounts payable	(35,954)	(1,890)	4,412
Increase in accrued expenses	21,000	-	21,000

Net cash flows used in operating activities	(104,078)	(14,335)	(191,147)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	201,400

Net cash flows provided by financing activities	-	-	201,400

Decrease in cash	(104,078)	(14,335)	10,253
Cash, beginning of period	114,331	156,547	-

Cash, end of period	$10,253	$142,212	$10,253

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

GOLD BAG, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of Gold Bag, Inc., a Nevada corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X for the three and six month periods ended August 31, 2009 and 2008 and reflect, in the opinion of management, all adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for such periods. The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements for the year ended February 28, 2009 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on May 29, 2009. The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes. Operating results for the six months ended August 31, 2009 are not necessarily indicative of the results that may be expected for the year ending February 28, 2010.

NOTE 2 – GOING CONCERN

The Company has been a development stage company and has incurred net operating losses of $234,118 since inception (December 23, 2005). The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business. Due to the start-up nature of the Company’s business, the Company expects to incur losses as it expands. To date, the Company’s cash flow requirements have been primarily met by debt and equity financings. The Company has raised additional funds through a private equity investment in order to begin its business operations, but there is no assurance that such additional funds will be available for the Company to finance its operations should the Company be unable to realize profitable operations. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

The Company entered into to a lease on February 8, 2009 for office space located at 12830 Hillcrest Rd., Suite 111, Dallas, Texas 75230-1547 for $525 per month. The initial term of the lease is for a six-month period expired on August 31, 2009. The lease contains provisions to extend or terminate with a written 30-day notice. The parties mutually agreed to verbally extend the lease on a month to month basis.

We have a compensation agreement with Lance Ayers, our sole officer, under which he will receive a monthly salary of $7,000 to serve as Chief Executive Officer for a nine-month period beginning January 19, 2009, after which his compensation arrangement will change to 10% of the Company’s monthly gross revenue. The latter compensation will continue indefinitely at the discretion of the Company’s Board of Directors.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 4 – SUBSEQUENT EVENTS

On September 21, 2009, the sole member of the Company’s Board of Directors voted to approve an increase in the Company’s authorized shares of Common Stock from 100,000,000 shares to 250,000,000 shares, par value $0.00001. The Company filed a Schedule 14C Preliminary Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 for the purpose of giving notice to all shareholders that on or about October 22, 2009, in lieu of holding a special meeting of the Company’s shareholders, the majority shareholder of the Company planned to vote to approve the increase in the Company’s authorized shares of Common Stock. Only the shareholders of record as of September 21, 2009 were entitled to receive notice.

(Remainder of page intentionally left blank.)

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

We are a development stage company. Our principal business activities will be (i) creating our website where customers can request an informational packet to send us their unwanted items, (ii) identifying and entering into an agreement with a refinery; and (iii) promoting our Company through advertisements over the Internet, radio and television.

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

We developed our website, network infrastructure, and transaction processing system which are currently in the testing phase. Our website (www.goldbag.com) is not yet live. We intend to immediately initiate database and website testing procedures to confirm quality control. We have secured three thousand mailers which include the outbound mailing envelope and the pre-printed, pre-paid return envelope. Our return pre-paid mailers have been inspected and approved by the U.S. Postal Service. We have selected our primary preferred refinery. We are seeking to negotiate an agreement with the refinery and retain a third-party service provider to maintain our database. We expect to complete our testing procedures and finalize an agreement with the refinery by December 31, 2009.

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

Material Changes in Financial Condition and Results of Operations

As of August 31, 2009, the Company’s cash assets were $10,253, a decrease of $104,078 from February 28, 2009. Total liabilities decreased $14,954 from $40,366 at February 28, 2009 to $25,412 at August 31, 2009.

Comparison of Three Month Periods Ended August 31, 2009 and 2008

No revenues were recorded during the three months ended August 31, 2009 and 2008. Operating expenses during the three months ended August 31, 2009 and 2008 were comprised of general and administrative expenses and sales and marketing expenses. Total general and administrative expenses of $35,448 for the three months ended August 31, 2009 increased by $31,133 or 722% over the same period in 2008. Sales and marketing expenses totaling $366 were incurred during the three months ended August 31, 2009. These increases are attributed to costs associated with increased activity related to the Company’s business.

Comparison of Six Month Periods Ended August 31, 2009 and 2008

No revenues were recorded during the six months ended August 31, 2009 and 2008. Operating expenses during the six months ended August 31, 2009 and 2008 were comprised of general and administrative expenses and sales and marketing expenses. Total general and administrative expenses of $86,744 for the six months ended August 31, 2009 increased by $71,899 or 484% over the same period in 2008. Sales and marketing expenses totaling $4,745 were incurred for the six months ended August 31, 2009. These increases are attributed to costs associated with increased activity related to the Company’s business.

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

Evaluation of Disclosure Controls and Procedures

Mr. Ayers is the sole officer, director and employee of the Company. He has evaluated the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of the end of the period covered by this quarterly report. Based on such evaluation, he concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed six month period ending August 31, 2009, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Changes in Internal Controls

During the six months ended August 31, 2009, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On September 21, 2009, the sole member of the Company’s Board of Directors voted to approve an increase in the Company’s authorized shares of Common Stock from 100,000,000 shares to 250,000,000 shares, par value $0.00001. The Company filed a Schedule 14C Preliminary Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 for the purpose of giving notice to all shareholders that on or about October 22, 2009, in lieu of holding a special meeting of the Company’s shareholders, the majority shareholder of the Company planned to vote to approve the increase in the Company’s authorized shares of Common Stock. Only the shareholders of record as of September 21, 2009 were entitled to receive notice.

The sole member of the Company’s Board of Directors is also the Company’s largest shareholder with voting authority for 45,000,000 shares of Common Stock. These shareholdings represent approximately 64.62% of the total outstanding votes of all issued and outstanding Common Stock of the Company and are sufficient to take the proposed actions on or about October 22, 2009. Dissenting shareholders do not have any statutory appraisal rights because of the action taken. The sole member of the Company’s Board of Directors and the majority shareholder has indicated that he will execute a written consent in favor of the proposed actions on behalf of the shares of the Company that he owns and for which he has voting authority. The sole member of the Board of Directors does not intend to solicit any proxies or consents from any other shareholders in connection with this action.

Item 6. Exhibits.

Exhibit No.	Date	Description
3.1	n/a	Articles of Incorporation(1)
3.2	n/a	Bylaws(1)
31.1	October 6, 2009	Certification of Chief Executive Officer and Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
32.1	October 6, 2009	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Filed as an exhibit to Form SB-2 filed with the SEC on June 2, 2006.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: October 6, 2009

GOLD BAG, INC.

By:	/S/ LANCE AYERS
Lance Ayers, President, Chief Executive Officer, and Principal Financial Officer