Form 10-Q
period 2009-11-30
Gold Bag, Inc.
filed 2009-12-23
CIK 1360564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The number of shares outstanding of the Issuer’s Common Stock as of December 23, 2009 was 69,640,000.

PART I—FINANCIAL INFORMATION

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

GOLD BAG, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	November 30, 2009 (Unaudited)	February 28, 2009
ASSETS

Current Assets:
Cash	$35,068	$114,331

Total current assets	35,068	114,331

Total assets	$35,068	$114,331

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,025	$40,366
Accrued expenses	14,000	—
Officer loan payable	10,000	—

Total current liabilities	25,025	40,366

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock—par value $0.00001; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock—par value $0.00001; 250,000,000 shares authorized; 69,640,000 shares issued and outstanding	696	696
Additional paid-in capital	250,704	200,704
Donated capital	17,559	15,200
Deficit accumulated during development stage	(258,916)	(142,635)

Total stockholders’ equity	10,043	73,965

Total liabilities and stockholders’ equity	$35,068	$114,331

The accompanying footnotes are an integral part of these financial statements.

GOLD BAG, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Three Months Ended November 30, (Unaudited)		Nine Months Ended November 30, (Unaudited)		From Inception through November 30, 2009 (Unaudited)
	2009	2008	2009	2008

Revenues	$—	$—	$—	$—	$—

Cost of revenues	—	—	—	—	—

Gross profit	—	—	—	—	—

Operating expenses:
Sales and marketing	581	—	5,326	—	5,326
General and administrative	24,217	8,242	110,961	23,087	253,596

Total operating expenses	24,798	8,242	116,287	23,087	258,922

Operating loss	(24,798)	(8,242)	(116,287)	(23,087)	(258,922)

Interest income	—	—	(6)	—	(6)

Loss before taxes	(24,798)	(8,242)	(116,281)	(23,087)	(258,916)

Provision for income taxes	—	—	—	—	—

Net loss	$(24,798)	$(8,242)	$(116,281)	$(23,087)	$(258,916)

Loss per share, basic and diluted	$—	$—	$—	$—

Weighted average number of shares outstanding	69,640,000	69,640,000	69,640,000	69,640,000

The accompanying footnotes are an integral part of these financial statements.

GOLD BAG, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid In Capital	Donated Capital	Accumulated Deficit	Total
	Shares	Amount

Balance, December 23, 2005 (inception)	—	$—	$—	$—	$—	$—

Donated services and rent	—	—	—	800	—	800
Shares issued in private placement	50,000,000	500	4,500	—	—	5,000
Net loss	—	—	—	—	(17,235)	(17,235)

Balance, February 28, 2006	50,000,000	500	4,500	800	(17,235)	(11,435)

Donated services and rent	—	—	—	4,800	—	4,800
Shares issued in private placement	19,640,000	196	196,204	—	—	196,400
Net loss	—	—	—	—	(34,943)	(34,943)

Balance, February 28, 2007	69,640,000	696	200,704	5,600	(52,178)	154,822

Donated services and rent	—	—	—	4,800	—	4,800
Net loss	—	—	—	—	(24,965)	(24,965)

Balance, February 29, 2008	69,640,000	696	200,704	10,400	(77,143)	134,657

Donated services and rent	—	—	—	4,800	—	4,800
Net loss	—	—	—	—	(65,492)	(65,492)

Balance, February 28, 2009	69,640,000	696	200,704	15,200	(142,635)	73,965

Donated services and rent	—	—	—	2,359	—	2,359
Contributed capital	—	—	50,000	—	—	50,000
Net loss	—	—	—	—	(116,281)	(116,281)

Balance, November 30, 2009 (unaudited)	69,640,000	$696	$250,704	$17,559	$(258,916)	$10,043

The accompanying footnotes are an integral part of these financial statements.

GOLD BAG, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Nine Months Ended November 30, (Unaudited)		From Inception through November 30, 2009 (Unaudited)
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(116,281)	$(23,087)	$(258,916)
Adjustments to reconcile net loss to net cash flows from operating activities:
Donated services and rent	2,358	3,600	17,559
Decrease in accounts payable	(39,340)	(1,890)	1,025
Increase in accrued expenses	14,000	3,333	14,000

Net cash flows used in operating activities	(139,263)	(18,044)	(226,332)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	—	201,400
Contributed capital	50,000	—	50,000
Proceeds from loan from officer	10,000	—	10,000

Net cash flows provided by financing activities	60,000	—	261,400

Net increase (decrease) in cash	(79,263)	(18,044)	35,068
Cash, beginning of period	114,331	156,547	—

Cash, end of period	$35,068	$138,503	$35,068

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

The accompanying footnotes are an integral part of these financial statements.

GOLD BAG, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of Gold Bag, Inc., a Nevada corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X for the three and nine month periods ended November 30, 2009 and 2008 and reflect, in the opinion of management, all adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for such periods. The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements for the year ended February 28, 2009 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on May 29, 2009. The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes. Operating results for the nine months ended November 30, 2009 are not necessarily indicative of the results that may be expected for the year ending February 28, 2010.

NOTE 2 – GOING CONCERN

The Company has been a development stage company and has incurred net operating losses of $258,916 since inception (December 23, 2005). The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business. Due to the start-up nature of the Company’s business, the Company expects to incur losses as it expands. To date, the Company’s cash flow requirements have been primarily met by debt, equity financings, and a capital contribution by a shareholder. The Company has raised additional funds through a private equity investment in order to begin its business operations, but there is no assurance that such additional funds will be available for the Company to finance its operations should the Company be unable to realize profitable operations. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE 3 – OFFICER LOAN PAYABLE

The sole officer of the Company loaned the Company $10,000. The loan is due on demand and bears no interest. In December 2009, the amount was repaid in full.

NOTE 4 – STOCKHOLDERS’ EQUITY

On October 21, 2009, pursuant to a vote by the Company’s majority shareholder, the Company filed Articles of Amendment to its Articles of Incorporation to increase the Company’s authorized shares of Common Stock from 100,000,000 shares to 250,000,000 shares, par value $0.00001.

In October 2009, the Company received a $50,000 capital contribution from a shareholder. The Company does not anticipate repaying this amount.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company entered into to a lease on February 8, 2009 for office space located at 12830 Hillcrest Rd., Suite 111, Dallas, Texas 75230-1547 for $525 per month. The initial term of the lease was for a six-month period expiring on August 31, 2009. Upon expiration of the lease, the parties mutually agreed to verbally extend the lease on a month to month basis.

The Company has a compensation agreement with Lance Ayers, the Company’s sole officer, under which he received a monthly salary of $7,000 for service as Chief Executive Officer for the nine-month period that began January 19, 2009 and ended October 18, 2009, after which his compensation arrangement changed to 10% of the Company’s monthly gross revenue. The latter compensation will continue indefinitely at the discretion of the Company’s Board of Directors. The Company owes Mr. Ayers his compensation for the two month period from August 19, 2009 to October 18, 2009, which amount is recorded on the Company’s financial statements as accrued expenses. As the Company has not generated any revenues, no compensation for Mr. Ayers was paid or accrued for the month of November 2009.

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

We developed our website, network infrastructure, and transaction processing system although we have yet to complete the testing phase. Our website (www.goldbag.com) is not yet live and we have not yet initiated database and website testing procedures to confirm quality control. We secured mailers and had the pre-paid return mailers approved by the U.S. Postal Service. Although we initiated negotiations with a refinery, we have not come to an agreement. To date, the Company has not received adequate funding to proceed with its business plan to purchase unwanted gold coins or jewelry to obtain the precious metals they contain and sell the pure form at market price. We are currently evaluating all possible options to identify the best way to move the company forward.

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

On October 13, 2009, the Company’s President, Lance Ayers, loaned the Company $10,000 which sum was repaid to Mr. Ayers in December 2009.

On October 23, 2009, a shareholder of the Company made a capital contribution to the Company in the amount of $50,000.

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

Material Changes in Financial Condition and Results of Operations

As of November 30, 2009, the Company’s cash assets were $35,068, a decrease of $79,263 from February 28, 2009. Total liabilities decreased $15,341 from $40,366 at February 28, 2009 to $25,025 at November 30, 2009.

Comparison of Three Month Periods Ended November 30, 2009 and 2008

No revenues were recorded during the three months ended November 30, 2009 and 2008. Operating expenses during the three months ended November 30, 2009 and 2008 were comprised of general and administrative expenses and sales and marketing expenses. Total general and administrative expenses of $24,217 for the three months ended November 30, 2009 increased by $16,556 or 201% over the same period in 2008. Sales and marketing expenses totaling $581 were incurred during the three months ended November 30, 2009. These increases are attributed to costs associated with increased activity related to the Company’s business.

Comparison of Nine Month Periods Ended November 30, 2009 and 2008

No revenues were recorded during the nine months ended November 30, 2009 and 2008. Operating expenses during the nine months ended November 30, 2009 and 2008 were comprised of general and administrative expenses and sales and marketing expenses. Total general and administrative expenses of $110,961 for the nine months ended November 30, 2009 increased by $87,874 or 381% over the same period in 2008. Sales and marketing expenses totaling $5,326 were incurred for the nine months ended November, 2009. These increases are attributed to costs associated with increased activity related to the Company’s business.

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

Evaluation of Disclosure Controls and Procedures

Mr. Ayers is the sole officer, director and employee of the Company. He has evaluated the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of the end of the period covered by this quarterly report. Based on such evaluation, he concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed nine month period ended November 30, 2009, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Changes in Internal Controls

During the nine months ended November 30, 2009, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

The sole member of the Company’s Board of Directors is also the Company’s largest shareholder with voting authority for 45,000,000 shares of Common Stock. These shareholdings represent approximately 64.62% of the total outstanding votes of all issued and outstanding Common Stock of the Company and were sufficient to take the proposed action on October 22, 2009. Dissenting shareholders do not have any statutory appraisal rights because of the action taken.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Date	Description
3.1	n/a	Articles of Incorporation(1)
3.2	n/a	Bylaws(1)
10.1	September 2, 2009	Amendment to Stock Purchase Agreement between Noel Noel, Ltd. and Lance Ayers. (2)
10.2	September 2, 2009	Secured Promissory Note for $10,000 from Lance Ayers to Noel Noel, Ltd.(2)
10.3	September 2, 2009	Security Agreement between Noel Noel, Ltd. and Lance Ayers. (2)
31.1	December 23, 2009	Certification of Chief Executive Officer and Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
32.1	December 23, 2009	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Filed as an exhibit to Form SB-2 filed with the SEC on June 2, 2006.
(2)	Filed as an exhibit to Current Report on Form 8-K filed with the SEC on September 16, 2009.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: December 23, 2009

GOLD BAG, INC.

By:	/S/ LANCE AYERS
Lance Ayers, President, Chief Executive
Officer, and Principal Financial Officer