Form 10-K
period 2010-02-28
Gold Bag, Inc.
filed 2010-06-29
CIK 1360564

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: February 28, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File No.: 00-52720

GOLD BAG, INC.
f/k/a REAL ESTATE REFERRAL CENTER, INC.
(Name of small business issuer in its Charter)

Nevada	26-4205169
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4695 MacArthur Court, Suite 1430
Newport Beach, CA 92660
(Address of principal executive offices)

Issuer’s telephone number: (949) 475-9086
Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, Par Value $0.00001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: ☐ Yes  ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:  ☐ Yes  ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    ☒ Yes   ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 7, 2010 is $3,268,002 (based on on the last reported trade as of this date of $0.20). There are 16,340,010 outstanding shares of common stock of the Company held by non-affiliates. The last reported trade of the Company’s common stock was on May 19, 2010 at the price of $0.20.  On this trading day 14,000 shares of stock were sold in the public market.  The Company believes that such price is excessive and does not represent a realistic value of the Company’s common stock. For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates. The number of shares outstanding of the Registrant’s Common Stock as of June 7, 2010 was 61,340,010.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date: As of June 7, 2010, there were 61,340,010 shares outstanding.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes  ☐ No

The issuer had no revenues for its fiscal year ended February 28, 2010.

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

PART I

ITEM 1.BUSINESS.

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

On December 27, 2005, the Company sold 50,000,000 shares of its Common Stock at $0.001 per share to its officers for proceeds of $5,000.

On June 21, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective through which we offered up to 20,000,000 shares of our Common Stock at $0.10 per share (the “Offering”). No underwriter was involved in the Offering. On July 31, 2006, we closed the Offering in which we raised $196,400 by selling 19,640,000 shares of Common Stock to 55 individuals.

In April 2009, we moved our operations and changed our corporate address to Dallas, Texas. Simultaneously, Lance Ayers, the sole member of the Company’s Board of Directors and majority shareholder, approved our new business operations and changed our name to Gold Bag, Inc. to reflect our new business to purchase gold coins or broken jewelry, or other items containing precious metals, from the general public at a scrap value price. The precious metals will then be sold to a refinery where the items will be melted down into pure form and sold at market price.

Also at the time of the name change to Gold Bag, Inc., we affected a forward stock split on a 10:1 basis in order to establish a more liquid public market for our shares to trade (the “Forward Split”). Based upon 6,964,000 shares of Common Stock issued and outstanding on May 22, 2009, the Record Date used to determine shareholders eligible to receive shares under the Forward Split, this action increased the outstanding shares of Common Stock by 900% bringing the total shares issued and outstanding after the Forward Split to 69,640,000. The Pay Date of the Forward Split shares was May 29, 2009. At the open of the market on June 1, 2009, the Company’s Common Stock began trading under the symbol “GBGI.”

On February 19, 2010, we received the resignation of Mr. Ayers as our President and sole director.  On this same date, Richard O. Weed was elected to the Board of Directors by the stockholders holding a majority of the voting power of the corporation.  Mr. Weed was appointed as President, Secretary and Treasurer.  He is the sole member of our Board of Directors.  Currently, we are continuing to pursue the business plan as a buyer of scrap gold.  However, other options are being explored.

Our principle business activities will be (i) development of our website where customers can request an informational packet to send us their unwanted items, (ii) identifying and entering into an agreement with a refinery; and (iii) promoting our Company through advertisements over the Internet, radio and television.

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

We have not yet developed our website, network infrastructure, or transaction processing system. We intend to (i) immediately initiate the development of our website, www.goldbag.com, (ii) seek and negotiate an agreement with a suitable refinery, and (iii) retain a third party service provider to build and maintain our network infrastructure and transaction processing system. We believe it will take several months to create a workable website, network infrastructure, and transaction processing system.  We currently do not have adequate funds to properly develop a website and promote our services.

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

Employees

Currently we have one employee, Richard O. Weed, our sole officer and director. As our Company grows, we expect to hire more employees.  We have also retained Mr. Weed’s law firm under a fee agreement.

Government Approvals

No government approvals are needed for our services.

ITEM 1A.RISK FACTORS.

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

We were incorporated on December 23, 2005. We have a limited operating history. To date we have not accepted any items from customers and have made no sales of refined metals. As of February 28, 2010, our net loss since inception was $271,936. Our ability to achieve and maintain profitability and positive cash flow is dependent, among other things, upon:

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

Our success will depend entirely on the ability of Mr. Weed, our sole officer and director. If we lose the services of Mr. Weed, we will cease operations. Presently, Mr. Weed is committed to providing his time to us, however, Mr. Weed does engage in other activities and only devotes and will devote a limited amount of time to our operations.

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

Because one entity, Azure Seas, Ltd., owns 73.36% of the outstanding shares of the Company, it has voting control of our Company.  Further, Richard O. Weed is our sole director and officer.  Unless replaced, he controls the operations of the Company.

One entity, Azure Seas Ltd., controls the Company through their ownership of 45,000,000 shares (or 73.36%) of the 61,340,010 total outstanding shares. As a result of their ownership, they will be able to elect all of our directors and entirely control our operations. If their decisions are incorrect or if the Company cannot sustain itself on the remaining revenues, we could go out of business and you would lose your investment.

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

We are dependent on the continued availability of the services of our sole employee, Richard O. Weed, who is key to our future success. If we lose the services of Mr. Weed, or fail to replace his services if he departs, we could experience a severe negative effect on our business, and operating and financial results.

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

Sales of our Common Stock in the public market could lower the market price of our Common Stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Of the 61,340,010 shares of Common Stock outstanding as of June 7, 2010, 16,340,010 shares are freely tradable without restriction by stockholders who are not our affiliates. The remaining 45,000,000 shares of Common Stock are held Azure Seas, Ltd.,  a United Kingdom company, all of which shares are “restricted securities” and may be resold in the public market only if registered or pursuant to an exemption from registration. Some of these shares may be resold under Rule 144 if the applicable requirements of Rule 144 are met.

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

The Company utilizes the office space rented by Richard O. Weed without compensation.  This office is located at 4695 MacArthur Blvd., Newport Beach, CA 92660.  This office space is adequate for our immediate and near-term needs. We do not intend to acquire any properties in the immediate future.

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

A written action in lieu of a special meeting of shareholders was signed on February 19, 2010 to appoint Richard O. Weed as the new sole director of the Company.  The majority shareholder, Azure Seas, Ltd., voted their 45,000,000 shares (or 73.36%) of the 61,340,010 shares issued and outstanding at the time in favor of this action.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is currently traded on the Over-the-Counter Bulletin Board under the trading symbol “GBGI”. None of our Common Stock is subject to outstanding options or rights to purchase, nor do we have any securities that are convertible into our Common Stock. We have not agreed to register any of our stock for anyone, nor do we presently have in effect employee stock options or benefits plans that would involve the issuing of additional shares of our Common Stock.

The market for the Company’s Common Stock is limited, volatile and sporadic and could be subject to wide fluctuations in response to quarter to quarter variations in operating results, news announcements, trading volume, sales of Common Stock by officers, directors and principal shareholders of the Company, general market trends, changes in the supply and demand for the Company’s shares, and other factors. The following table sets forth the high and low sales prices relating to the Company’s Common Stock for fiscal years 2009 and 2010. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

Period	High	Low
2009 Fiscal Year:
Fourth Quarter (02/28/09)	$1.40	$1.01
Third Quarter (11/30/08)	$1.40	$1.40
Second Quarter (08/31/08)	$1.40	$1.40
First Quarter (05/31/08)	$1.40	$1.24

2010 Fiscal Year:
Fourth Quarter (02/28/10)	$0.45	$0.29
Third Quarter (11/30/09)	$0.10	$0.10
Second Quarter (08/31/09)	$0.10	$0.10
First Quarter (05/31/09)	$0.25	$0.03

Holders

There were 65 registered holders or persons otherwise entitled to hold our shares of Common Stock as of February 28, 2010 pursuant to a shareholders’ list provided by our transfer agent as of that date and our records relating to issuable shares. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of shares of Common Stock held in street name.

As of June 7, 2010, there are 61,340,010 shares issued and outstanding. A total of 50,000,000 (giving effect to the Forward Split) of these shares were issued in a private transaction without registration and are therefore restricted securities. Of these 50,000,000 shares, Azure Seas. Ltd. owns 45,000,000 shares and the other 5,000,000 shares were cancelled without consideration in October 2009. Additionally, on July 31, 2006, we closed the Offering described herein through which we raised $196,400 by selling 19,640,000 (giving effect to the Forward Split) registered shares of Common Stock to 55 individuals.

Under Rule 144 promulgated under the Securities Act, Azure Seas, Ltd., may sell up to one percent (1%) of the total outstanding shares (or an amount of shares equal to the average weekly reported volume of trading during the four calendar weeks preceding the sale) every three months provided that (1) current public information is available about the Company, (2) the shares have been fully paid for at least one year, (3) the shares are sold in a broker’s transaction or through a market-maker, and (4) the seller files a Form 144 with the SEC. Based on the 61,340,010 shares issued and outstanding, Azure Seas, Ltd. could sell up to 613,400 shares every three months if all of the above conditions are met. For a discussion of Azure Seas, Ltd.’s acquisition of their 45,000,000 shares, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Events below.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans and there are no outstanding options.

DESCRIPTION OF SECURITIES

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock, par value $0.00001 per share (“Common Stock”). Holders of Common Stock are entitled to one vote per share and to receive dividends or other distributions when and if declared by the Board of Directors. As of this filing, there are 61,340,010 shares of Common Stock outstanding held by 65 shareholders of record.

Our Common Stock trades on the OTCBB under the symbol “GBGI”. None of our Common Stock is subject to outstanding options or rights to purchase, nor do we have any securities that are convertible into shares of our Common Stock. We have not agreed to register any of our stock for anyone nor do we presently have in effect employee stock options or benefit plans that would involve the issuing of additional shares of our Common Stock.

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

No Cumulative Voting

Holders of shares of our Common Stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of our directors. Currently, Azure Seas, Ltd. owns approximately 73.36% of our outstanding shares and will be able to elect all of our directors.

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

Dividend Policy
To date, we have not paid any dividends. The payment of dividends, if any, on our Common Stock in the future is within the sole discretion of our Director and will depend upon our earnings, capital requirements, financial condition, and other relevant factors. Our sole officer, director and employee, Mr. Weed, does not intend to declare any dividends on the Common Stock in the foreseeable future, but instead intends to retain all earnings, if any, for use in our business operations.

Transfer Agent
The Company uses Securities Transfer Corporation located at 2591 Dallas Parkway, Suite102, Frisco, Texas 75034 as its transfer agent.

RECENT SALES OF UNREGISTERED SECURITIES.
None.

ITEM 6.	SELECTED FINANCIAL DATA.

	February 28, 2010	February 28, 2009

Total Assets	$5,619	$114,331

Total Liabilities	$8,590	$40,366

Total Shareholders’ Equity (Deficit)	$(2,978)	$73,965

	For the years ended February 28,
	2010	2009

Revenues, net	$0	$0

Total expenses	$129,307	$65,492

Net loss for period	$(129,301)	$(65,492)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

On December 27, 2005, we sold 5,000,000 shares (50,000,000 shares after the adjustment for our stock split which was effective on May 29, 2009) of our Common Stock at $0.001 per share to its officers for proceeds of $5,000.

On June 21, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective through which we offered up to 2,000,000 shares of our Common Stock at $0.10 per share (the “Offering”). No underwriter was involved in the Offering. On July 31, 2006, we closed the Offering in which we raised $196,400 by selling 1,964,000 shares of Common Stock to 55 individuals (19,640,000 stock split adjusted shares).

In April 2009, we moved our operations to Dallas, Texas. Simultaneously, Lance Ayers, the sole member of the Company’s Board of Directors and majority shareholder, approved our new business operations and changed our name to Gold Bag, Inc. to reflect our new business to purchase unwanted gold coins or broken jewelry, or other items containing precious metals, from the general public at a scrap value price. The precious metals will then be sold to a refinery where the items will be melted down into pure form and sold at market price.

Also at the time of the name change to Gold Bag, Inc., we affected a forward stock split on a 10:1 basis in order to establish a more liquid public market for our shares to trade (the “Forward Split”). Based upon 6,964,000 shares of Common Stock issued and outstanding on May 22, 2009, the Record Date used to determine shareholders eligible to receive shares under the Forward Split, this action increased the outstanding shares of Common Stock by 900% bringing the total shares issued and outstanding after the Forward Split to 69,640,000. The Pay Date of the Forward Split shares was May 29, 2009. Our Common Stock trades on the OTCBB under the symbol “GBGI”.

On February 19, 2010, Lance Ayers resigned and the shareholders elected Richard O. Weed as sole director of the Company.  The Board appointed Mr. Weed as President, Secretary and Treasurer.

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

The Company accounts for compensation associated with stock options and warrants issued to non-employees using the fair and -value based method prescribed by Accounting Standards Codification 718 “Stock Compensation” (formerly prescribed by Financial Accounting Standard 123 – Accounting for Stock-Based Compensation). The Company uses the Black-Scholes options-pricing model to determine the fair value of these instruments.  To date the Company has not issued any stock options or warrants.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition ) (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 to have a material impact on the Company’s results of operations or financial condition.

In April 2010, the FASB issue ASU 2010-17, Revenue Recognition – Milestone Method (“ASU 2010-17”). ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should:

1. Be commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone.
2. Related solely to past performance.
3. Be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement

Accordingly, an arrangement may contain both substantive and nonsubstantive milestones. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

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

Results of Operations – Comparison of Years Ending February 28, 2010 and 2009

For the years ending February 28, 2010 and 2009, the Company had no revenue. For the year ending February 28, 2010, the Company had a net loss totaling $129,301 compared to a net loss of $65,492 for the same period in 2009, an increased loss of $63,809. During the year ending February 28, 2010, management and professional fees totaled $108,990 compared to $60,160 for the same period in 2009. This increase of $48,830 is primarily a result of increased activity related to the administration of the business as it related to its operations and to being a public entity.

Liquidity and Capital Resources

Although incorporated in 2005, Gold Bag began its current operations in 2009, and has not as yet attained a level of operations which allows it to meet its current overhead. We do not contemplate attaining profitable operations until year end 2010, nor is there any assurance that such an operating level can ever be achieved. We will be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, and significant marketing related expenditures to gain market recognition, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. While Gold Bag has funded its initial operations with private placements of equity, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

As of February 28, 2010, the Company’s cash balance was $5,619. Accounts payable and accrued liabilities as of February 28, 2010 totaled $8,596. The Company’s working capital deficit as of February 28, 2010 was $2,977.

Recent Events

On April 22, 2009, Lance Ayers, the sole member of the Company’s Board of Directors and majority shareholder who holds 64.62% of the Company’s Common Stock, consented to and approved a ten-for-one forward split of the Company’s 6,964,000 issued and outstanding shares of Common Stock (the “Forward Split”) while maintaining the current number of authorized shares of Common Stock (100,000,000 shares) and the current par value per share ($0.00001). FINRA approved the transaction with an effective pay date of May 29, 2009. On the Pay Date, the Company’s transfer agent issued and mailed to the shareholders of record as of May 22, 2009, nine additional shares of Common Stock for each share of Common Stock held, thereby effectuating a Forward Split on a 10:1 basis. Shareholders were not required to return or exchange their certificates for any shares owned prior to the Forward Split. Based upon 6,964,000 shares of Common Stock outstanding on the Record Date, the Forward Split increased the outstanding shares of Common Stock by 900% and 69,640,000 shares of Common Stock became outstanding on May 29, 2009. Consummation of the Forward Split did not result in a change in the relative equity position or voting power of the shareholders.

On April 14, 2009, a Stock Purchase Agreement was entered into by and between Noel Noel, Ltd., an entity formed under the laws of the United Kingdom (“Noel”), and Lance Ayers, an individual residing in Dallas County, Texas. Mr. Ayers served as the Company’s sole officer and director. Prior to the subject transaction, Noel was a beneficial owner of 5,000,000 shares (50,000,000 post-Forward Split) of the Company’s outstanding Common Stock. Pursuant to the terms of the Stock Purchase Agreement, Noel sold 4,500,000 shares (45,000,000 shares post-Forward Split) of the Company’s Common Stock owned by it (the “Subject Shares”) to Mr. Ayers for a purchase price of $150,000 (the “Purchase Price”). The Purchase Price was payable to Noel in the form of a Secured Promissory Note in the amount of $150,000 (the “Note”).  In October 2009, Noel returned its remaining 5,000,000 shares of Common Stock of the Company that it owned without consideration.

On April 22, 2009, Lance Ayers, the sole member of the Company’s Board of Directors and majority shareholder who holds 64.62% of the Company’s Common Stock, consented to and approved an amendment to the Company’s Articles of Incorporation to change the name from Real Estate Referral Center, Inc. to Gold Bag, Inc. The effective date of the amendment was May 22, 2009.

On February 19, 2010, Lance Ayers sold the 45,000,000 shares of common stock representing a control block of ownership in the Company to Azure Seas, Ltd., for $35,000.  This amount was paid in full at closing.  On the same date, Mr. Ayers resigned as an officer and director of the Company.  Azure Seas, as majority shareholder, elected Richard O. Weed as sole director.  The Board of Directors then elected Mr. Weed as President, Secretary and Treasurer.

Commitments

Management does not believe that the net proceeds from the Offering mentioned herein will provide sufficient funds to meet operating requirements for the subsequent twelve-month period.

To date, we have not entered into an employment contract with Richard O. Weed, our sole officer, and do not intend to do so until such time as we deem it prudent to do so. We do, however, have a commitment to Mr. Weed wherein, as corporate Secretary, he will receive a monthly payment of $1,500. Further, the Company entered into an agreement with Weed & Company, LLP, a law firm with whom Mr. Weed is a partner.  Under the terms of this agreement, which is effective on March 1, 2010, the Company will make an annual payment to Weed & Company of 100,000 shares of common stock and a monthly payment of $10,000.

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

Evaluation of Disclosure Controls and Procedures

As of February 28, 2010, the end of the period covered by this report, an evaluation was performed by our sole officer, Richard O. Weed, who serves as our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”). Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure.

Based on this evaluation, Mr. Weed has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and most functions are performed by an external consultant with no oversight by a professional with accounting expertise. Mr. Weed does not possess accounting expertise and our Company does not have an audit committee. This weakness is due to the Company’s lack of working capital to hire additional staff. To remedy this material weakness, we intend to engage an accountant or outside accounting firm to assist with financial reporting as soon as our finances will allow.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company (Mr. Weed) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that:

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

In connection with the preparation of our annual financial statements, we have assessed the effectiveness of internal control over financial reporting as of February 28, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation as discussed above, Mr. Weed determined that as of February 28, 2010, the Company has a material weakness in our internal control over financial reporting that relates to the lack of segregation of duties in financial reporting.

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

We are a “smaller” company filer and are required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending on or after July 15, 2007. Although we are working to comply with these requirements, we have no financial personnel other than Mr. Weed, making compliance with Section 404—especially with segregation of duty control requirements—very difficult and cost ineffective, if not impossible. While the SEC has indicated it expects to issue supplementary regulations easing the burden of Section 404 requirements for small entities like us, such regulations have not yet been issued.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended February 28, 2010 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

The following information provided under this PART III presents the information as it relates to the Directors, Executive Officers, Promoters, Control Persons and Corporate Governance as was in effect on February 28, 2010.
The following table identifies our current executive officers and directors, their respective offices and positions, and their respective dates of election or appointment:

Name	Office	Dates of Appointment
Lance Ayers	President, Chief Executive Officer, Chief Financial Officer, Secretary, and Sole Director	January 19, 2009 through February 19, 2010

Richard O. Weed	President, Chief Executive Officer, Chief Financial Officer, Secretary, and Sole Director	February 19, 2010

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

Business Experience

Richard O. Weed – President, Chief Executive Officer, Chief Financial Officer, Secretary, and Sole Director

On February 19, 2010, Richard O. Weed was appointed President, Principal Executive Officer, Chief Financial Officer, Secretary and sole member of the Board of Directors. For the past 10 years, Mr. Weed has been a partner in Weed & Co. LLP, Newport Beach, CA, a law firm that provides advice on capital formation and business strategy, including litigation. He received a B.B.A. degree from the University of Texas at Austin in 1984, a Juris Doctor degree from St. Mary's University School of Law in 1987 and an M.B.A degree from the University of Southern California in 1992. In addition, Mr. Weed was an Adjunct Professor of Law at Western State University College of Law, Irvine, California from 1994-1996 and an Adjunct Professor of Business at DeVry Institute of Technology, Long Beach, California in 1997. He is currently a member of the State Bar of California and State Bar of Texas. Mr. Weed serves as an officer and director of SF Blu Vu, Inc., Gold Bag, Inc., and Endeavor Power Corp. He intends to devote approximately 10% of his time to our business affairs.

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

Board of Directors

As noted above, Mr. Weed is currently the sole director serving on our board. He will serve until the next annual meeting of shareholders and until his successors are elected and qualified by our shareholders, or until his earlier death, retirement, resignation or removal.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires directors and certain officers of the Company, as well as persons who own more than ten percent (10%) of a registered class of the Company’s equity securities (“Reporting Persons”), to file reports with the SEC. The Company believes that during fiscal year ended February 28, 2010; all Reporting Persons timely complied with all filing requirements applicable to them.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below shows certain compensation information for services rendered in all capacities for the fiscal years ended February 28, 2010, 2009 and 2008. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

	Annual Compensation			Long Term Compensation
Name and Principal Position	Fiscal Year End	Salary ($)	Bonus ($)	All other and annual Compensation and LTIP Payouts ($)	Securities under Options/SARS Granted (#)	Restricted Shares or Restricted Share Units (#)
Richard O. Weed	2009	1,500	0	0	0	0
President, Chief Executive Officer, Chief Financial Officer, Secretary, and Sole Director

Lance Ayers	2009	59,881	0	0	0	0
President, Chief Executive Officer, Chief Financial Officer, Secretary, and Sole Director	2008	0	0	0	0	0

Lisa McIntosh,	2008	0	0	0	0	0
former President, Chief Executive Officer, Chief Financial Officer, and Director	2007	0	0	0	0	0

Bruce McIntosh,	2008	0	0	0	0	0
former Secretary and Director	2007	0	0	0	0	0

Employment Agreements with Executive Management

To date, we have not entered into an employment contract with Richard O. Weed, our sole officer, and do not intend to do until such time as we deem it prudent to do so. We do, however, have a commitment to Mr. Weed wherein, as corporate Secretary, he will receive a monthly payment of $1,500. Further, the Company entered into an agreement with Weed & Company, LLP, a law firm with whom Mr. Weed is a partner.  Under the terms of this agreement, which is effective on March 1, 2010, the Company will make an annual payment to Weed & Company of 100,000 shares of common stock and a monthly payment of $10,000.

Outstanding Equity Awards

The Company’s Board of Directors has not adopted any equity incentive plans and there are no outstanding equity awards or options as of the date of this Annual Report.

Directors’ Compensation

Mr. Weed does not currently receive any compensation for serving as the Company’s sole director.  The Company has agreed to pay him $1,500 per month for serving as the Company’s corporate secretary.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following alphabetical table sets forth the ownership, as of June 7, 2010, of our Common Stock by each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, each of our directors and executive officers; and all of our directors and executive officers as a group. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose. This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth below, applicable percentages are based upon 61,340,010 shares of Common Stock outstanding as of June 7, 2010.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage
Richard O. Weed, Sole Officer and Director	Common Stock	0	0%
Azure Seas, Ltd.	Common Stock	45,000,000	73.36%
All directors and named executive officers as a group (1 person)		0	0%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the period beginning December 21, 2005 (inception of the Company) through February 28, 2010, the Company received operating funds in the aggregate principal amount of $201,400 from the sale of shares of its Common Stock.

On December 27, 2005, the Company sold 5,000,000 shares of its Common Stock at $0.001 per share to its officers for proceeds of $5,000.

Richard O. Weed, our sole director, is also our sole officer and employee. As such, he would not qualify as an “independent” director within the meaning of the rules and regulations of NASDAQ. Because of our current stage of development, we do not have any standing audit, nominating or compensation committees, or any committees performing similar functions.

Richard O. Weed, our sole officer, director and employee, will receive monthly compensation of $1,500 for serving as corporate secretary.  Further, the Company entered into an agreement with Weed & Company, LLP, a law firm with whom Mr. Weed is a partner.  Under the terms of this agreement, which is effective on March 1, 2010, the Company will make an annual payment to Weed & Company of 100,000 shares of common stock and a monthly payment of $10,000.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. We incurred aggregate fees and expenses of $10,000 in 2010 and $7,500 in 2009 from Manning Elliott, Chartered Accountants. Such fees were primarily for work completed for our filings, audits and quarterly reviews.

Tax Fees. We incurred no tax fees and expenses for the 2009 and 2008 fiscal years.

All Other Fees. We incurred no other fees for the 2009 and 2008 fiscal years.

ITEM 15.	EXHIBITS.

Exhibit No.	Date	Description
3.1	December 23, 2005	Articles of Incorporation (1)

3.2	April 22, 2009	Articles of Amendment to the Articles of Incorporation to change name to Gold Bag, Inc.*

3.3	n/a	Bylaws (1)

4.1	n/a	Specimen Stock Certificate for Common Stock (1)

21.1	June 21, 2010	List of Subsidiaries*

31.1	June 21, 2010	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a)*

32.1	June 21, 2010	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sect 1350*
____________________

(1)	Filed as an exhibit to its registration statement on Form SB-2 filed with the SEC on June 2, 2006.

*	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Gold Bag, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Gold Bag, Inc. as of February 28, 2010 and the related statement of operations, stockholders’ equity (deficit), and cash flow for the year then ended and for the period from inception (December 23, 2005) to February 28, 2010. Gold Bag, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Gold Bag, Inc. as of February 28, 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended and the period from inception to February 28, 2009. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for the period from inception to February 28, 2009, included in the cumulative totals, is based solely upon the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gold Bag, Inc. as of February 28, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully disclosed in Note 1 to the financial statements, the Company has never generated any revenue and has accumulated losses of $271,936 since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey
June 18, 2010

Report of Independent Registered Public Accounting Firm

To the Director and Stockholders
Gold Bag, Inc.
(formerly Real Estate Referral Center, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheet of Gold Bag, Inc. (formerly Real Estate Referral Center, Inc.) (A Development Stage Company) as of February 28, 2009, and the related statement of operations, cash flows and stockholders' equity for the year then ended and accumulated for the period from December 23, 2005 (Date of Inception) to February 28, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gold Bag, Inc. (formerly Real Estate Referral Center, Inc.) (A Development Stage Company) as of February 28, 2009, and the results of its operations, cash flows and stockholders' equity for the year then ended and accumulated for the period from December 23, 2005 (Date of Inception) to February 28, 2009 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception. This factor raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ "Manning Elliott LLP"

CHARTERED ACCOUNTANTS Vancouver, Canada

May 22, 2009

Gold Bag, Inc.
(formerly Real Estate Referral Center, Inc.)
(A Development Stage Company)
Balance Sheets

	Balance as	Balance as
	of February 28, 2010	of February 28, 2009
ASSETS
Current assets
Cash	$5,619	$114,331

Total current assets	5,619	114,331

TOTAL ASSETS	$5,619	$114,331

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$8,596	40,366

Total current liabilities	8,596	40,366

Total liabilities	8,596	40,366

Stockholders' deficit
Preferred stock, $0.00001 par value,
100,000,000 shares authorized and
none issued and outstanding
as of February 28, 2010 and 2009	-	-
Common stock, $0.00001 par value, authorized
250,000,000 shares, 61,340,010 shares issued and
outstanding as of February 28, 2010, 69,640,000
shares issued and outstanding as of February 28, 2009	613	696
Additional paid-in capital	250,787	200,704
Donated capital	17,559	15,200
Deficit accumulated during the development stage	(271,936)	(142,635)

Total stockholders' equity (deficit)	(2,977)	73,965

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,619	$114,331

(The accompanying notes are an integral part of these financial statements.)

Gold Bag, Inc.
(formerly Real Estate Referral Center, Inc.)
(A Development Stage Company)
Statements of Operations

	Accumulated from
	Dec 23, 2005	For the years ended February 28,
	(date of inception
	to February 28, 2010	2010		2009

Revenue	$0		$0		$0

Expenses
Donated services and rent	17,559		2,359		4,800
General and administrative	23,818		17,958		532
Management fees	86,881		59,881		27,000
Professional fees	143,684		49,109		33,160

Total expenses	271,942		129,307		65,492

Operating loss	(271,942)		(129,307)		(65,492)

Interest income	6		6		-

Loss before taxes	(271,936)		(129,301)		(65,492)

Provision for income taxes	-		-		-

Net loss for period	$(271,936)		$(129,301)		$(65,492)

Basic and diluted net loss per share		$	(0.00)	$	(0.00)

Weighted average number of shares outstanding			67,006,668		69,640,000

(The accompanying notes are an integral part of these financial statements.)

Gold Bag, Inc.
(formerly Real Estate Referral Center, Inc.)
(A Development Stage Company)
Statement of Stockholders’ Equity
For the Period from December 23, 2005 (Date of Inception) to February 28, 2010

			Additional
	Common Stock		Paid in	Donated	Retained
	Shares	Amount	Capital	Capital	Earnings	Total

Balance at December 23, 2005 (inception)	-	$0	$0	$0	$0	$0

Donated services and rent	-	-	-	800	-	800
Shares issued in private placement	50,000,000	500	4,500			5,000
Net loss	-	-	-	-	(17,235)	(17,235)

Balance at February 28, 2006	50,000,000	500	4,500	800	(17,235)	(11,435)

Donated services and rent	-	-	-	4,800	-	4,800
Shares issued in private placement	19,640,000	196	196,204			196,400
Net loss	-	-	-	-	(34,943)	(34,943)

Balance at February 28, 2007	69,640,000	696	200,704	5,600	(52,178)	154,822

Donated services and rent	-	-	-	4,800	-	4,800
Net loss	-	-	-	-	(24,965)	(24,965)

Balance at February 28, 2008	69,640,000	696	200,704	10,400	(77,143)	134,657

Donated services and rent	-	-	-	4,800	-	4,800
Net loss	-	-	-	-	(65,492)	(65,492)

Balance at February 28, 2009	69,640,000	696	200,704	15,200	(142,635)	73,965

Donated services and rent	-	-	-	2,359	-	2,359
Contributed capital	-	0	50,000			50,000
Shares cancelled without consideration	(8,299,990)	(83)	83			-
Net loss	-	-	-	-	(129,301)	(129,301)

Balance at February 28, 2010	61,340,010	$613	$250,787	$17,559	$(271,936)	$(2,977)

(The accompanying notes are an integral part of these financial statements.)

Gold Bag, Inc.
(formerly Real Estate Referral Center, Inc.)
(A Development Stage Company)
Statements of Cash Flows

	Accumulated from	For the years
	December 23, 2005	ended
	(Date of Inception)	February 28,
	to February 28, 2010	2010	2009
Cash flow from operating activities
Net loss	$(271,936)	$(129,301)	$(65,492)
Adjustments to reconcile net loss to net cash used in operating activities
Donated services and rent	17,559	2,359	4,800
Change in operating assets and liabilities
Accounts payable and accrued liabilities	8,596	(31,770)	38,476
Net cash used in operating activities	(245,781)	(158,712)	(22,216)

Cash flow from financing activities
Proceeds from issuance of common stock	201,400	-	-
Capital contributed by officer	50,000	50,000	-
Proceeds from stockholder and officer loans	30,000	10,000	-
Repayments of stockholder and officer loans	(30,000)	(10,000)	(20,000)
Net cash provided by financing activities	251,400	50,000	(20,000)

Net cash increase (decrease)	5,619	(108,712)	(42,216)

Cash at beginning of year	-	114,331	156,547

Cash at end of year	$5,619	$5,619	$114,331

Supplemental information
Cash paid for taxes	$0	$0	$0
Cash paid for interest expense	$0	$0	$0

(The accompanying notes are an integral part of these financial statements.)

Gold Bag, Inc.
(formerly Real Estate Referral Center, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
February 28, 2010

1.   Nature of Operations and Continuance of Business

Gold Bag, Inc. (formerly Real Estate Referral Center, Inc.), (the “Company”) was incorporated in the State of Nevada on December 23, 2005. The Company is a development stage company, as defined by Accounting Standards Codification (“ASC”) 915 “Development Stage Entities” (formerly defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”). Since inception through April 2009, the Company’s principal business was the matching of real estate customers with realtors in Canada through website and word-of mouth contacts.  In April 2009, we relocated to the United States of America and changed our business plan to purchase gold coins, broken jewelry or other items containing precious metals.  Although we are still pursuing opportunities in this arena, we changed our management in February 2010 and are considering other activities.

During the last fiscal year, we changed our name from Real Estate Referral Center, Inc. to Gold Bag, Inc.  We also effectuated a forward stock split on a 10:1 basis in order to establish a more liquid public market for our shares to trade (the “Forward Split”). Based upon 6,964,000 shares of Common Stock issued and outstanding on May 22, 2009, the Record Date used to determine shareholders eligible to receive shares under the Forward Split, this action increased the outstanding shares of Common Stock by 900% bringing the total shares issued and outstanding after the Forward Split to 69,640,000. The Pay Date of the Forward Split shares was May 29, 2009. At the open of the market on June 1, 2009, the Company’s Common Stock began trading under its new symbol “GBGI”.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2010, the Company has never generated any revenues and has accumulated losses of $271,936 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.  Summary of Significant Accounting Policies

a)  Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) , and are expressed in US dollars. The Company’s fiscal year-end is February 28.

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

c)  Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260 “Earnings per Share” (formerly SFAS No. 128, “Earnings per Share”). ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at February 28, 2010, the Company did not have any potentially dilutive securities outstanding.

d)  Comprehensive Loss

ASC 220 “Comprehensive Income” (formerly SFAS No. 130, “Reporting Comprehensive Income”), establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2010 and February 29, 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)  Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)  Financial Instruments

The fair values of financial instruments, which include cash and accounts payable, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations were formerly in Canada, which resulted in exposure to market risks from changes in foreign currency rates. The financial risk was the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates.  The Company relocated to the United States during the fiscal year ended February 28, 2010 and no longer has this exposure.

g)  Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740 “Income Taxes” (formerly SFAS No. 109, “Accounting for Income Taxes”). The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduced deferred tax assets to the amount that is believed more likely than not to be realized.

h)  Revenue Recognition

The Company will recognize revenue from referral fees in accordance with Securities and Exchange Commission Staff Bulletin No. 104, “Revenue Recognition in Financial Statements”. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectibility is assured. For purposes of recognizing revenues from receipts of scrap gold, such an arrangement exists after the lapsing of the 15-day waiting period after we have received the gold and sent payment to the customer.  There has been no revenue for the period from inception to February 28, 2010.

i)  Recent Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition ) (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 to have a material impact on the Company’s results of operations or financial condition.

In April 2010, the FASB issue ASU 2010-17, Revenue Recognition – Milestone Method (“ASU 2010-17”). ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should:

1. Be commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone.
2. Related solely to past performance.
3. Be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement

Accordingly, an arrangement may contain both substantive and nonsubstantive milestones. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

3.  Related Party Transactions and Balances

a)  During the year ended February 28, 2010, the Company received a loan from its former President, Lance Ayers.  This amount was repaid prior to the end of the fiscal year.  The balance was unsecured, non-interest bearing and due on demand.

b)  Commencing January 1, 2006 through April 2009, the former President of the Company provided management services and office space to the Company with an estimated fair value of $400 per month. During the years ended February 28, 2010 and 2009, donated services of $2,359 and $4,800, respectively, were charged to operations and treated as donated capital.

4.  Common Stock

a)	On July 31, 2006, the Company issued, pursuant to an SB-2 Registration Statement, 19,640,000 forward split-adjusted shares of common stock at a price of $0.01 per share for cash proceeds of $196,400.

b)	On December 27, 2005, the Company issued 50,000,000 forward split-adjusted shares of common stock to the President of the Company at a price of $0.0001 per share for cash proceeds of $5,000.

c)
On April 21, 2009, the shareholders approved a forward stock split on a 10:1 basis in order to establish a more liquid public market for our shares to trade. Based upon 6,964,000 shares of Common Stock issued and outstanding on May 22, 2009, the Record Date used to determine shareholders eligible to receive shares under the Forward Split, this action increased the outstanding shares of Common Stock by 900% bringing the total shares issued and outstanding after the Forward Split to 69,640,000. The Pay Date of the Forward Split shares was May 29, 2009. At the open of the market on June 1, 2009, the Company’s Common Stock began trading under its new symbol “GBGI”.

d)	In October of 2009, a shareholder returned 5,000,000 shares of common stock for cancellation. The Company did not provide this shareholder with any consideration for this cancellation.

e)	In January 2010, a shareholder returned 3,299,990 shares of common stock for cancellation. The Company did not provide this shareholder with any consideration for this cancellation.

5.  Income Taxes

The Company adopted the provision of ASC 740 “Income Taxes”. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at February 28, 2009 and February 29, 2008, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are listed below:

	February 28,	February 28,
	2010	2009
Net loss before income taxes	$(129,301)	$(65,492)
Statutory rate	35%	35%
Computed expected tax recover	$(45,255)	$(22,922)

Non-deductible expenses	826	1,680
Change in estimates	0	(632)
Change in valuation allowance	44,429	21,874
Reported income taxes	-	-

Deferred tax asset
Cumulative net operating losses	89,031	44,602
Less valuation allowance	(89,031)	(44,602)
Net deferred tax asset	-	-

The Company has incurred operating losses of $254,377 which, if utilized, will expire through to 2030. Future tax benefits, which may arise as a result of those losses, have not been recognized in these financial statements. They have been offset by a valuation allowance as management does not believe their realization is more likely than not. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss:

Year incurred	Net loss	Year of expiry
2006	16,435	2026
2007	30,143	2027
2008	20,165	2028
2009	60,692	2029
2010	126,942	2030
Total	$254,377

6.  Commitments

On February 9, 2009, the Company entered into a lease agreement for office premises with an unrelated party. Pursuant to the agreement, the Company agreed to pay $525 per month for a term expiring on August 31, 2009.  The Company is not currently subject to any lease commitments.

On January 19, 2009, the Company entered into a compensation agreement with the Company’s chief executive officer, Lance Ayers. Pursuant to the agreement, the Company agreed to pay a signing bonus of $20,000 and a salary of $7,000 per month for a period of nine months. Subsequent to this nine-month period, pursuant to the agreement, the Company’s chief executive officer will be entitled to 10% of revenues.  The officer resigned on February 19, 2010 and the Company is no longer subject to this commitment.

Richard O. Weed was appointed as the Company’s President and elected its sole director on February 19, 2010.  The Company agreed to compensate him $1,500 per month for his service as the Company’s corporate secretary.

Effective March 1, 2010, the Company entered into a fee agreement with the law firm Weed & Company, LLP of which its President is a partner.  Under the terms of this retainer agreement, the Company is to pay Weed & Company a monthly fee of $10,000 as well as an annual payment of 100,000 shares of common stock.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Title	Name	Date	Signature

Principal Executive Officer	Richard O. Weed	June 29, 2010	/s/ Richard O. Weed

Principal Financial Officer	Richard O. Weed	June 29, 2010	/s/ Richard O. Weed

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Richard O. Weed	Chief Executive Officer and Director	June 29, 2010
Richard O. Weed

By:	/s/ Richard O. Weed	Chief Financial Officer	June 29, 2010
Richard O. Weed