Form 10-Q
period 2010-05-31
Gold Bag, Inc.
filed 2010-07-21
CIK 1360564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File No. 00-52720

 GOLD BAG, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	26-4205169
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4695 MacArthur Court, Suite 1430, Newport Beach, CA 92660	949-475-9086
(Address of Principal Executive Offices)	(Issuer’s Telephone Number)

(Former Name or former address, if changed since last report.)

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
DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes ☐    No ☐

The number of shares outstanding of the Issuer’s Common Stock as of July 15, 2010 was 61,440,010.

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

Gold Bag, Inc.
(A Development Stage Company)
Balance Sheets

	Unaudited	Audited
	May 31, 2010	28-Feb-10
ASSETS
Current assets
Cash	$141	$5,619
Total current assets	141	5619
TOTAL ASSETS	141	5619

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	46,200	8,596
Advances from Officer	2,871	-
Liabilities to be settled in common stock	9,000	-
Total current liabilities	58,071	8,596
Total liabilities	58,071	8,596
Stockholders' deficit
Preferred stock, $0.00001 par value, 100,000,000
shares authorized and none issued or outstanding as of May 31, 2010
Common stock, $0.00001 par value, authorized 250,000,000
shares, 61,340,010 shares issued and outstanding	613	613
Additional paid-in capital	250,787	250,787
Donated capital	17,559	17,559
Deficit accumulated during the development stage	(326,889)	(347,889)

Total stockholders' equity (deficit)	(57,930)	(48,930)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$141	$141

(The accompanying notes are an integral part of these financial statements.)

Gold Bag, Inc.
(A Development Stage Company)
Statements of Operations

	Accumulated from
	23-Dec-05	For the period ended May 31,
	(date of inception
	to May 31, 2010	2010	2009

Revenue	$0	$0	$0

Expenses
Donated services and rent	17,559	-	0
General and administrative	24,065	247	55,675
Management fees	91,381	4,500	0
Professional fees	193,889	50,205	0

Total expenses	326,894	54,952	55,675

Operating loss	(326,894)	(54,952)	(55,675)

Interest income	6	-	5

Loss before taxes	(326,888)	(54,952)	(55,670)

Provision for income taxes	-	-	-

Net loss for period	$(326,888)	$(54,952)	(55,670)

Basic and diluted net loss per share		$(0.00)	$(0.00)

Weighted average number of shares outstanding		61,340,010	69,640,000

(The accompanying notes are an integral part of these financial statements.)

Gold Bag, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity

			Additional
	Common Stock		Paid in	Donated	Retained
	Shares	Amount	Capital	Capital	Earnings	Total

Balance at December 23, 2005 (inception)	-	$0	$0	$0	$0	$0

Donated services and rent	-	-	-	800	-	800
Shares issued in private placement	50,000,000	500	4,500			5,000
Net loss	-	-	-	-	(17,235)	(17,235)

Balance at February 28, 2006	50,000,000	500	4,500	800	(17,235)	(11,435)

Donated services and rent	-	-	-	4,800	-	4,800
Shares issued in private placement	19,640,000	196	196,204			196,400
Net loss	-	-	-	-	(34,943)	(34,943)

Balance at February 28, 2007	69,640,000	696	200,704	5,600	(52,178)	154,822

Donated services and rent	-	-	-	4,800	-	4,800
Net loss	-	-	-	-	(24,965)	(24,965)

Balance at February 28, 2008	69,640,000	696	200,704	10,400	(77,143)	134,657

Donated services and rent	-	-	-	4,800	-	4,800
Net loss	-	-	-	-	(65,492)	(65,492)

Balance at February 28, 2009	69,640,000	696	200,704	15,200	(142,635)	73,965

Donated services and rent	-	-	-	2,359	-	2,359
Contributed capital	-	-	50,000			50,000
Shares cancelled without consideration	(8,299,990)	(83)	83			-
Net loss	-	-	-	-	(129,301)	(130,306)

Balance at February 28, 2010	61,340,010	613	250,787	17,559	(271,936)	(2,977)

Net loss	-	-	-	-	(54,952)	(54,952)

Balance at May 31, 2010 (unaudited)	61,340,010	$613	$250,787	$17,559	$326,888	$(57,930)

(The accompanying notes are an integral part of these financial statements.)

Gold Bag, Inc.
(A Development Stage Company)
Statements of Cash Flows

	Accumulated from	For the period
	23-Dec-05	ended
	(Date of Inception)	May 31,
	to May 31, 2010	2010	2009

Cash flow from operating activities
Net loss	$(326,888)	$(54,952)	$(55,670)
Adjustments to reconcile net loss to net cash used in operating activities
Donated services and rent	17,559	-	2,359
Liabilities to be settled in Common Stock	9,000	9,000
Change in operating assets and liabilities			(450)
Accounts payable and accrued liabilities	46,200	37,603	(27,003)
Net cash used in operating activities	(254,129)	(8,349)	(80,764)

Cash flow from financing activities
Proceeds from issuance of common stock	201,400	-	-
Capital contributed by officer	50,000	-	-
Proceeds from stockholder and officer loans	32,870	2,871	-
Repayments of stockholder and officer loans	(30,000)	-	-
Net cash provided by financing activities	254,270	2,871	-

Net cash increase (decrease)	141	(5,478)	(80,764)

Cash at beginning of year	-	5,619	114,331

Cash at end of year	$141	$141	$33,567

Supplemental information
Cash paid for taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-

(The accompanying notes are an integral part of these financial statements.)

GOLD BAG, INC.
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of Gold Bag, Inc., a Nevada corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X for the three month periods ended May 31, 2010 and 2009 and reflect, in the opinion of management, all adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for such periods. The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements for the year ended February 28, 2010 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on June 29, 2010. The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes. Operating results for the three months ended May 31, 2010 are not necessarily indicative of the results that may be expected for the year ending February 28, 2011.

NOTE 2 – GOING CONCERN

The Company has been a development stage company and has incurred net operating losses of $326,888 since inception (December 23, 2005). The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business. Due to the start-up nature of the Company’s business, the Company expects to incur losses as it expands. To date, the Company’s cash flow requirements have been primarily met by debt, equity financings, and a capital contribution by a shareholder. The Company has raised additional funds through a private equity investment in order to begin its business operations, but there is no assurance that such additional funds will be available for the Company to finance its operations should the Company be unable to realize profitable operations. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE 3 – ADVANCES FROM OFFICER

The sole officer of the Company made advances to the Company of $2,871. These advances were made to pay necessary corporate expenses and have been loaned without interest.

NOTE 4 – STOCKHOLDERS’ EQUITY

On October 21, 2009, pursuant to a vote by the Company’s majority shareholder, the Company filed Articles of Amendment to its Articles of Incorporation to increase the Company’s authorized shares of Common Stock from 100,000,000 shares to 250,000,000 shares, par value $0.00001.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

Effective March 1, 2010, the Company entered into a fee agreement with the law firm Weed & Company, LLP of which its President is a partner.  Under the terms of this retainer agreement, the Company is to pay Weed & Company a monthly fee of $10,000 as well as an annual payment of 100,000 shares of common stock.  The stock was valued equal to the market price of $0.30 per share, or $30,000 at the commitment date.

NOTE 6 - RELATED PARTY TRANSACTIONS

Richard O. Weed is the sole officer and director of the Company.  In the quarter ended May 31, 2010 he made advances of $2,871 to the Company.  The Company also has accrued a monthly fee of $1,500 to him as compensation for serving as corporate secretary (a total of $4,500 was accrued in the current quarter and an additional $1,500 was owed as of February 28, 2010).  A law firm of which Mr. Weed is a partner is also due a monthly fee of $10,000 under a retainer agreement that was effective on March 1, 2010 (a total of $30,000 was accrued in the current quarter under this agreement).  Mr. Weed and Weed & Company, LLP are due a total of $38,871 as a result of the aforementioned arrangements.  Mr. Weed was also issued 100,000 shares of restricted common stock, as designee for Law firm at a valuation of $0.30 per share or a total of $30,000 in the quarter ended May 31, 2010.

NOTE 7 – STOCK BASED COMPENSATION

The Company follows the guidance of ASC Topic 718 (formerly Statement of Financial Accounting Standards (SFAS) No. 123R) "SHARE-BASED PAYMENT" for treatment of its stock options and restricted stock issuances.  The Company has not issued any stock options.  The Company is obligated to issue stock for services to be provided from March 1 through December 31, 2010 per the terms of the retainer agreement. The value of these shares on the date the parties agreed to the terms was $30,000 (100,000 shares due at $0.30 per share). The Company has incurred $9,000 of legal expense in the quarter ended May 31, 2010 related to the agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s financial statements and the notes to the financial statements, which are included in this report. This information should also be read in conjunction with the information contained in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 29, 2010, including the audited financial statements and notes included therein. The reported results will not necessarily reflect future results of operations or financial condition.

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

The Company received advances from its sole officer in the amount of $2,871 during the quarter ended May 31, 2010.

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risks Relating to Our Business,” contained in our Form 10-K filed with the SEC on June 29, 2010 and elsewhere in this document. See “Caution Regarding Forward-Looking Statements.”

Material Changes in Financial Condition and Results of Operations

As of May 31, 2010, the Company’s cash assets were $141, a decrease of $5,478 from February 28, 2010. Total liabilities increased $49,475 from $8,596 at February 28, 2010 to $58,071at May 31, 2010. This increase in liabilities was attributable to accrued professional fees of $46,200, advances made by an officer of $2,871 and $9,000 for a liability to settled in common stock. The liabilities that existed as of February 28, 2010 were all paid in the current quarter.

Comparison of Three Month Periods Ended May 31, 2010 and 2009

No revenues were recorded during the three months ended May 31, 2010 and 2009. Operating expenses during the three months ended May 31, 2010 and 2009 were comprised of general and administrative expenses, primarily professional fees in the current quarter.  Total general and administrative expenses of $54,952 for the three months ended May 31, 2010 decreased by $723 over the same period in 2009.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms and is accumulated and communicated to management, as appropriate, in order to allow timely decisions in connection with required disclosure.

Evaluation of Disclosure Controls and Procedures

Mr. Weed is the sole officer, director and employee of the Company. He has evaluated the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of the end of the period covered by this quarterly report. Based on such evaluation, he concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed three months ended May 31, 2010, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Changes in Internal Controls

During the three months ended May 31, 2010, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In March 2010 we were obligated to issue 100,000 shares to a law firm under a retainer agreement with an effective date of March 1, 2010.  Our sole officer and director is a partner in this law firm.  Although this stock was not issued in the current quarter, we deemed the issuance effective on the date that we were legally obligated to issue the stock.  We valued this stock issuance at fair market value based on the trading price on March 1, 2010 of $0.30 per share.  The total stock issuance was valued at $30,000.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Date	Description
3.1	n/a	Articles of Incorporation(1)
3.2	n/a	Bylaws(1)
10.1	September 2, 2009	Amendment to Stock Purchase Agreement between Noel Noel, Ltd. and Lance Ayers. (2)
10.2	September 2, 2009	Secured Promissory Note for $10,000 from Lance Ayers to Noel Noel, Ltd.(2)
10.3	September 2, 2009	Security Agreement between Noel Noel, Ltd. and Lance Ayers. (2)
31.1	July 20, 2010	Certification of Chief Executive Officer and Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
32.1	July 20, 2010	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Filed as an exhibit to Form SB-2 filed with the SEC on June 2, 2006.
(2)	Filed as an exhibit to Current Report on Form 8-K filed with the SEC on September 16, 2009.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gold Bag, Inc.

Dated: July 21, 2010	By:	/s/ Richard O. Weed
Richard O. Weed
President