Form 10-Q
period 2010-08-31
Gold Bag, Inc.
filed 2010-10-12
CIK 1360564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [  ]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes ☐    No ☐

The number of shares outstanding of the Issuer’s Common Stock as of October 12, 2010 was 61,590,010.

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

Balance Sheets	3

Statements of Operations	4

Statements of Cash Flows	5

Notes to Financial Statements	6

Gold Bag, Inc.
(A Development Stage Company)
Balance Sheets

	Balance as of	Balance as of
	August 31, 2010	February 28, 2010
ASSETS
Current assets
Cash	$105	$5,619
Prepaid legal fees	12,000	-

Total current assets	12,105	5,619

TOTAL ASSETS	$12,105	$5,619

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$37,500	$8,596
Advances from Officer	17,445	0

Total current liabilities	54,945	8,596

Total liabilities	54,945	8,596

Stockholders' deficit
Preferred stock, $0.00001 par value, 100,000,000 shares authorized and none issued and outstanding as of May 31, 2010	-	-
Common stock, $0.00001 par value, authorized 250,000,000 shares, 61,590,010 and 61,340,010 shares issued and outstanding as of August 31, 2010 and May 31, 2010, respectively	616	613
Additional paid-in capital	313,783	250,787
Donated capital	17,559	17,559
Deficit accumulated during the development stage	(374,798)	(271,936)

Total stockholders' equity (deficit)	(42,840)	(2,977)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$12,105	$5,619

(The accompanying notes are an integral part of these financial statements.)

Gold Bag, Inc.
(A Development Stage Company)
Statements of Operations

	Accumulated from 23-Dec-05	For the six months ended August 31,		For the three months ended August 31,
	(date of inception)
	to May 31, 2010	2010	2009	2010	2009
Revenue	$0	$0	$0	$0	$0

Expenses
Donated services and rent	17,559	-	2,359	-	0
General and administrative	24,101	283	13,567	36	1,550
Management fees	95,881	9,000	42,000	4,500	21,000
Professional fees	237,263	93,579	33,563	43,374	13,564

Total expenses	374,804	102,862	91,489	47,910	35,814

Operating loss	(374,804)	(102,862)	(91,489)	(47,910)	(35,814)

Interest income	6	-	6	-	1

Loss before taxes	(374,798)	(102,862)	(91,483)	(47,910)	(35,813)

Provision for income taxes	-	-	-	-	-

Net loss for period	$(374,798)	$(102,862)	(91,483)	$(47,910)	(35,813)

Basic and diluted net loss per share		$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding		61,402,510	69,640,000	61,465,010	69,640,000

(The accompanying notes are an integral part of these financial statements.)

Gold Bag, Inc.
(A Development Stage Company)
Statements of Cash Flows

	Accumulated from	For the six months
	23-Dec-05	ended
	(Date of Inception)	August 31,
	to May 31, 2010	2010	2009
Cash flow from operating activities
Net loss	$(374,798)	$(102,862)	$(91,483)
Adjustments to reconcile net loss to net cash used in operating activities
Donated services and rent	17,559	-	2,359
Expenses paid with common stock	63,000	63,000
Change in operating assets and liabilities			-
Increase in prepaid expenses	(12,000)	(12,000)
Accounts payable and accrued liabilities	37,500	28,903	(14,954)
Net cash used in operating activities	(268,739)	(22,959)	(104,078)

Cash flow from financing activities
Proceeds from issuance of common stock	201,400	-	-
Capital contributed by officer	50,000	-	-
Proceeds from stockholder and officer loans	47,444	17,445	-
Repayments of stockholder and officer loans	(30,000)	-	-
Net cash provided by financing activities	268,844	17,445	-

Net cash increase (decrease)	105	(5,514)	(104,078)

Cash at beginning of year	-	5,619	114,331

Cash at end of year	$105	$105	$10,253

Supplemental information
Cash paid for taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-

(The accompanying notes are an integral part of these financial statements.)

GOLD BAG, INC.
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of Gold Bag, Inc., a Nevada corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X for the three and six month periods ended August 31, 2010 and 2009 and reflect, in the opinion of management, all adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for such periods. The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements for the year ended February 28, 2010 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on June 29, 2010. The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes. Operating results for the three and six months ended August 31, 2010 are not necessarily indicative of the results that may be expected for the year ending February 28, 2011.

NOTE 2 – GOING CONCERN

The Company has been a development stage company and has incurred net operating losses of $374,798 since inception (December 23, 2005). The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business. Due to the start-up nature of the Company’s business, the Company expects to incur losses as it expands. To date, the Company’s cash flow requirements have been primarily met by debt, equity financings, and a capital contribution by a shareholder. The Company has raised additional funds through a private equity investment in order to begin its business operations, but there is no assurance that such additional funds will be available for the Company to finance its operations should the Company be unable to realize profitable operations. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE 3 – ADVANCES FROM OFFICER

The sole officer of the Company has made advances to the Company of $17,445. These advances were made to pay necessary corporate expenses and have been loaned without interest.

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

On August 27, 2010, the Company entered into an employment agreement with Grant R. White to serve as the Company’s Chief Executive Officer and Treasurer.   Mr. White was also appointed to serve as a member of the Company’s Board of Directors.  The Company will compensate Mr. White $15,000 per month from September through December 2010 under this agreement.

On August 27, 2010 an investor (GRW Global Investments, a company organized in Barbados) agreed to purchase 10,000,000 shares of common stock for $1,000.  The shares have not yet been issued and no consideration has been received as of the date of this filing.  The Company believes that this agreement will be restructured.  No adjustments to these financial statements have been made to reflect this agreement.

NOTE 6 - RELATED PARTY TRANSACTIONS

Richard O. Weed is the sole officer and director of the Company.  In the quarter ended August 31, 2010 he made advances of $14,574 to the Company (a total of $17,445 in advances have been made in the six month period ended August 31, 2010).  The Company also has accrued a monthly fee of $1,500 to him as compensation for serving as corporate secretary (a total of $4,500 was accrued in the current quarter, $9,000 in the six months ended August 31, 2010 and an additional $1,500 was owed as of February 28, 2010).  A law firm of which Mr. Weed is a partner is also due a monthly fee of $10,000 under a retainer agreement that was effective on March 1, 2010 (a total of $30,000 was accrued in the current quarter under this agreement and $60,000 in the six months ended August 31, 2010).  The Company has issued to Mr. Weed 250,000 shares of common stock, of which 100,000 were agreed to be issued in the quarter ended May 31, 2010 under the retainer agreement with Weed & Company, LLP with a value of $30,000 and an additional 150,000 were issued on July 31, 2010 with a value of $33,000 as payment toward his monthly retainer agreement.  Mr. Weed and Weed & Company, LLP are due a total of $54,945 as a result of the aforementioned arrangements and advances ($17,445 in total advances, $10,500 due for corporate secretary fees and $27,000 due and payable for the legal retainer agreement).

NOTE 7 – STOCK BASED COMPENSATION

The Company follows the guidance of ASC Topic 718 (formerly Statement of Financial Accounting Standards (SFAS) No. 123R) "SHARE-BASED PAYMENT" for treatment of its stock options and restricted stock issuances.  The Company has not issued any stock options.  The Company is obligated to issue stock for services to be provided from March 1 through December 31, 2010 per the terms of the retainer agreement. The value of these shares on the date the parties agreed to the terms was $30,000 (100,000 shares due at $0.30 per share). The Company has incurred $18,000 of legal expense in the six months ended August 21, 2010 related to the agreement.  The remaining $12,000 in value of the stock has been recorded as a prepaid legal expense.  The Company issued an additional 150,000 shares of restricted common stock for payment of legal fees.  This stock was valued at $0.22 per share, or a total of $33,000.  This stock was issued to partially pay for $60,000 in accrued legal fees.

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

The Company received advances from its sole officer in the amount of $17,445 during the six months ended August 31, 2010.

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

Material Changes in Financial Condition and Results of Operations

As of August 31, 2010, the Company’s cash assets were $105, a decrease of $5,514 from February 28, 2010. The Company also had prepaid expenses of $12,000 as of this date, for total current assets of $12,105.  Total liabilities increased $46,349 from $8,596 at February 28, 2010 to $54,945 as of August 31, 2010. This increase in liabilities was attributable to accrued professional fees of $37,500 and advances made by an officer of $17,445. The liabilities that existed as of February 28, 2010 were all paid in the current quarter.

Comparison of Three Month Periods Ended August 31, 2010 and 2009

No revenues were recorded during the three months ended August 31, 2010 and 2009. Operating expenses during the three months ended August 31, 2010 and 2009 were comprised of general and administrative expenses, primarily professional fees in the current quarter.  Total general and administrative expenses of $47,910 for the three months ended August 31, 2010 increased 33.8% over the general and administrative expenses of $35,814 in the quarter ended August 31, 2009.

Comparison of Six Month Periods Ended August 31, 2010 and 2009

No revenues were recorded during the six months ended August 31, 2010 and 2009. Operating expenses during the six months ended August 31, 2010 and 2009 were comprised of general and administrative expenses, primarily professional fees in the current quarter.  Total general and administrative expenses of $102,862 for the six months ended August 31, 2010 increased 12.4% over the general and administrative expenses of $91,483 in the six months ended August 31, 2009.

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

Evaluation of Disclosure Controls and Procedures

Management has evaluated the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of the end of the period covered by this quarterly report. Based on such evaluation, management concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed three months ended August 31, 2010, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Changes in Internal Controls

During the three months ended August 31, 2010, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2010, we issued 250,000 shares to Richard O. Weed as a designee of Weed & Company, LLP for amounts owed under a retainer agreement with an effective date of March 1, 2010.  Of these shares, 100,000 were due on March 1, 2010.  We valued these shares at their fair market value based on the trading price on March 1, 2010 of $0.30 per share, or a total of $30,000.  We issued an additional 150,000 shares as partial payment of the amounts due to Weed & Company under the same retainer agreement (which calls for a monthly fee of $10,000).  This second batch of shares was valued at the date of issuance, July 21, 2010, of $0.22 per share, or a total value of $33,000.  The total value of the 250,000 shares issued was $63,000.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Date	Description
3.1	n/a	Articles of Incorporation(1)
3.2	n/a	Bylaws(1)
10.1	September 2, 2009	Amendment to Stock Purchase Agreement between Noel Noel, Ltd. and Lance Ayers. (2)
10.2	September 2, 2009	Secured Promissory Note for $10,000 from Lance Ayers to Noel Noel, Ltd.(2)
10.3	September 2, 2009	Security Agreement between Noel Noel, Ltd. and Lance Ayers. (2)
31.1	October 12, 2010	Certification of Chief Executive Officer and Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
32.1	October 12, 2010	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Filed as an exhibit to Form SB-2 filed with the SEC on June 2, 2006.

(2)	Filed as an exhibit to Current Report on Form 8-K filed with the SEC on September 16, 2009.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gold Bag, Inc.

Dated: October 12, 2010	By:	/s/ Grant R. White
Grant R. White
Chief Executive Officer