Form 10-Q
period 2010-11-30
Gold Bag, Inc.
filed 2011-01-19
CIK 1360564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File No. 00-52720

 GOLD BAG, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	26-4205169
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4695 MacArthur Court, Suite 1430, Newport Beach, CA92660	949-475-9086
(Address of Principal Executive Offices)	(Issuer’s Telephone Number)

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

Yes [  ]    No [X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes [  ]    No [  ]

The number of shares outstanding of the Issuer’s Common Stock as of January11, 2011 was 53,965,010.

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Balance Sheets	3

Statements of Operations	4

Statements of Cash Flows	5

Notes to Financial Statements	6

Gold Bag, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	November 30, 2010	February 28, 2010
ASSETS
Current assets
Cash	$769,374	$5,619
Note receivable	60,000	-
Accrued interest receivable	197	-
Prepaid legal fees	3,000	-

Total current assets	832,571	5,619

TOTAL ASSETS	$832,571	$5,619

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$72,000	$8,596
Advances from Officer	18,044	0

Total current liabilities	90,044	8,596

Total liabilities	90,044	8,596

Stockholders' Equity (Deficit)
Preferred stock, $0.00001 par value, 100,000,000 shares authorized and none issued and outstanding as of November 30, 2010 and February 28, 2010	-	-
Common stock, $0.00001 par value, authorized 250,000,000 shares, 40,390,010 and 61,340,010 shares issued and outstanding as of November 30, 2010 and February 28, 2010, respectively	404	613
Additional paid-in capital	1,273,997	250,787
Donated capital	17,559	17,559
Deficit accumulated during the development stage	(549,433)	(271,936)

Total stockholders' equity (deficit)	742,527	(2,977)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$832,571	$5,619

Gold Bag, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

	Accumulated
	from
	23-Dec-05
	(date of
	inception)	For the nine months ended		For the three months ended
	to November 30,	November 30,		November 30,
	2010	2010	2009	2010	2009
Revenue	$0	$0	$0	$0	$0

Expenses
Prospecting expenses	50,000	50,000	-	50,000	-
Donated services and rent	17,559	-	2,359	-	-
General and administrative	53,933	30,115	14,148	29,832	581
Management fees	145,381	58,500	63,000	49,500	21,000
Professional fees	282,763	139,079	36,780	45,500	3,217

Total expenses	549,636	277,694	116,287	174,832	24,798

Operating loss	(549,636)	(277,694)	(116,287)	(174,832)	(24,798)

Interest income	203	197	6	197	-

Loss before taxes	(549,433)	(277,497)	(116,281)	(174,635)	(24,798)

Provision for income taxes	-	-	-	-	-

Net loss for period	$(549,433)	$(277,497)	(116,281)	$(174,635)	(24,798)

Basic and diluted net loss per share		$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding		56,337,233	69,640,000	51,209,455	69,640,000

Gold Bag, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity
For the Period from December 23, 2005 (Date of Inception) to November 30, 2010

	Common Stock		Additional Paid in	Donated	Retained
	Shares	Amount	Capital	Capital	Earnings	Total
Balance at December 23, 2005 (inception)	-	$0	$0	$0	$0	$0

Donated services and rent	-	-	-	800	-	800
Shares issued in private placement	50,000,000	500	4,500			5,000
Net loss	-	-	-	-	(17,235)	(17,235)

Balance at February 28, 2006	50,000,000	500	4,500	800	(17,235)	(11,435)

Donated services and rent	-	-	-	4,800	-	4,800
Shares issued in private placement	19,640,000	196	196,204			196,400
Net loss	-	-	-	-	(34,943)	(34,943)

Balance at February 28, 2007	69,640,000	696	200,704	5,600	(52,178)	154,822

Donated services and rent	-	-	-	4,800	-	4,800
Net loss	-	-	-	-	(24,965)	(24,965)

Balance at February 28, 2008	69,640,000	696	200,704	10,400	(77,143)	134,657

Donated services and rent	-	-	-	4,800	-	4,800
Net loss	-	-	-	-	(65,492)	(65,492)

Balance at February 28, 2009	69,640,000	696	200,704	15,200	(142,635)	73,965

Donated services and rent	-	-	-	2,359	-	2,359
Contributed capital	-	0	50,000			50,000
Shares cancelled without consideration	(8,299,990)	(83)	83			-
Net loss	-	-	-	-	(129,301)	(129,301)

Balance at February 28, 2010	61,340,010	613	250,787	17,559	(271,936)	$(2,977)

Shares issued for services	500,000	6	112,994	-	-	113,000
Shares issued in private placement	4,550,000	45	909,955	-	-	910,000
Shares cancelled without consideration	(26,000,000)	(260)	261	-	-	1
Net loss	-	-	-	-	(277,497)	(277,497)

Balance at November 30, 2010	40,390,010	$404	$1,273,997	$17,559	$(549,433)	$742,527

Gold Bag, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Accumulated from 23-Dec-05 (Date of Inception) to November 30,	For the nine months ended November 30,
	2010	2010	2009
Cash flow from operating activities
Net loss	$(549,433)	$(277,497)	$(116,281)
Adjustments to reconcile net loss to net cash used in operating activities
Donated services and rent	17,559	-	2,358
Expenses paid with common stock	113,000	113,000
Change in operating assets and liabilities			-
Increase in prepaid expenses	(3,000)	(3,000)
Increase in accrued interest receivable	(197)	(197)
Accounts payable and accrued liabilities	72,000	63,405	(25,340)
Net cash used in operating activities	(350,071)	(104,289)	(139,263)

Cash flow from investing activities
Issuance of note receivable	(60,000)	(60,000)	-
Net cash used by investing activities	(60,000)	(60,000)	-

Cash flow from financing activities
Proceeds from issuance of common stock	1,111,401	910,000	-
Capital contributed by officer	50,000	-	50,000
Proceeds from stockholder and officer loans	48,044	18,044	10,000
Repayments of stockholder and officer loans	(30,000)	-	-
Net cash provided by financing activities	1,179,445	928,044	60,000

Net cash increase (decrease)	769,374	763,755	(79,263)

Cash at beginning of period	-	5,619	114,331

Cash at end of period	$769,374	$769,374	$35,068

Supplemental information
Cash paid for taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-

GOLD BAG, INC.
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of Gold Bag, Inc., a Nevada corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X for the three and nine month periods ended November 30, 2010 and 2009 and reflect, in the opinion of management, all adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for such periods. The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements for the year ended February 28, 2010 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on June 29, 2010. The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes. Operating results for the three and ninemonths ended November 30, 2010 are not necessarily indicative of the results that may be expected for the year ending February 28, 2011.

The accompanying consolidated financial statements include the accounts of Gold Bag, Inc. and its wholly-owned subsidiary Focus Gold Mexico Corp., a newly created subsidiary which was created to facilitate an acquisition.  Focus Gold currently has no assets or liabilities and is inactive as of November 30, 2010.  It was incorporated under the laws of Delaware on November 10, 2010.

NOTE 2 – GOING CONCERN

The Company has been a development stage company and has incurred net operating losses of $549,433 since inception (December 23, 2005). The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business. Due to the start-up nature of the Company’s business, the Company expects to incur losses as it expands. To date, the Company’s cash flow requirements have been primarily met by debt, equity financings, and a capital contribution by a shareholder. In the quarter ended November 30, 2010, the Company has raised $910,000 in additional funds through a private equity investment in order to begin its business operations.  The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE 3 – ADVANCES FROM OFFICER

The sole officer of the Company has made advances to the Company of $18,044. These advances were made to pay necessary corporate expenses and have been loaned without interest. Subsequent to the end of the quarter ending November 30, 2010, these advances were paid back in full.

Note 4 – NOTE RECEIVABLE

On November 18, 2010, the Company loaned Fairfields Gold S.A. de CV (“Fairfields”) $60,000 in the form of a Secured Promissory note due and payable on December 31, 2010.  This note had a stated interest rate of ten percent (10%) simple interest.  This note was not paid by December 31, 2010, however, the Company (through its wholly owned subsidiary) has acquired Fairfields as of December 31, 2010.  On a going-forward basis, this note will be eliminated in consolidation.

NOTE 5 – STOCKHOLDERS’ EQUITY

On October 21, 2009, pursuant to a vote by the Company’s majority shareholder, the Company filed Articles of Amendment to its Articles of Incorporation to increase the Company’s authorized shares of Common Stock from 100,000,000 shares to 250,000,000 shares, par value $0.00001.   In the quarter ended November 30, 2010, the Company issued 4,550,000 shares of restricted common stock for total consideration $910,000.

On October 26, 2010, the Company received 26 million shares for cancellation.  These shares were originally issued to a control party after a change in the entities management and structure in 2009.  Upon moving forward with its existing plans, the control party determined it was in the Company’s best interest to have these shares cancelled to facilitate financing and development options.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

Effective March 1, 2010, the Company entered into a fee agreement with the law firm Weed & Co. LLP of which Richard O. Weed is a partner.  Under the terms of this retainer agreement, the Company is to pay Weed & Co. a monthly fee of $10,000 as well as an annual payment of 100,000 shares of common stock.  The stock was valued equal to the market price of $0.30 per share, or $30,000 at the commitment date.  Although this agreement expired on December 31, 2010, the Company has continued to retain Weed & Co.  The terms of future services will be negotiated.

On August 27, 2010, the Company entered into an employment agreement with Grant R. White to be appointed as the Company’s Chief Executive Officer.   Mr. White was also to serve as a member of the Company’s Board of Directors and as the corporate treasurer.  The Company is to compensate Mr. White $15,000 per month from September through December 2010 under this agreement.  Although this agreement expired on December 31, 2010, Mr. White still is the Company’s CEO.  The terms of future services will be negotiated.

On August 27, 2010 an investor (GW Global Investments, a company organized in Barbados) agreed to purchase 10,000,000 shares of common stock for $1,000.  This agreement was cancelled.

On October 1, 2010, the Company and Victoria Gold Corp. (“Victoria”) entered into an Option Agreement (“Agreement”), covering 16 gold mining claims in the Province of Ontario.  Under the Agreement, the Company has the right to acquire Victoria’s ownership interest in eight (8) mining claims located in Currie Township, Timmins Mining District, Ontario known as the Watabeag Property (“Watabeag”) and eight (8) mining claims located in Bowman Township, Timmins Mining District, Ontario known as the Russell Creek Property (“Russell Creek’)(collectively, the “Properties”).  Under the terms of the Agreement, to exercise the option and receive the exclusive right to earn a 100% interest in the Properties, the Company will issue 250,000 shares of its common stock and undertake $2,000,000 of cumulative Exploration and Maintenance Expenditures on or before the third anniversary of the date of the Agreement.  The Company issued the 250,000 shares at a total valuation of $50,000, or $0.20 per share.  Of the $2,000,000 of cumulative exploration and maintenance expenditures, $375,000 must be incurred on the first anniversary of the date of the agreement and $25,000 must be paid to Victoria on the first, second and third anniversary dates of the agreement.  Upon the commencement of Commercial Production, the Company will pay to Victoria a Net Smelter Returns royalty (the “Royalty”) equal to 3.0% of Net Smelter Returns.  The Company has the ability to buy back 1% of the Royalty at any time for $1 million.  On October 20, 2010, the Company and Victoria entered into an Amending Agreement to allow the Company to reacquire for cancellation at a price of $0.0001 per share the 250,000 shares issued to Victoria in the event that Victoria has not obtained from the Ontario Ministry of Northern Development, Mines and Forestry a renewal of or a confirmation in writing by December 31, 2010, of a further extension of the period to renew all mining leases comprising the Properties.  As of December 31, 2010, Victoria Gold did not receive an extension from the Ontario Ministry of Northern Development to renew all of the mining leases comprising the project for which the Company has an option to purchase.  The Company did not opt to repurchase the 250,000 shares and is moving forward with the project.

On November 10, 2010, Gold Bag, Inc. signed a definitive agreement to acquire Fairfields Gold S.A. de CV (“Fairfields”).  Fairfields owns an option to acquire 100% of the Huicicila gold project (the “Project”) in Nayarit Mexico.  The Huicicila project is a high grade gold-silver mesothermal vein system with strong possibilities to become a large high grade ore deposit.  The Project was historically mined by Asarco back in the 1930’s.  The Project is located 25 kilometers southeast of Tepic and 10 kilometers northwest of Compostela in the State of Nayarit.  The Project is covered by five mining claims with a surface of 1012 hectares.  Under the terms of the definitive agreement, the Company will issue 12 million restricted shares of the Company to the shareholders of Fairfields in exchange for 100% of the issued and outstanding shares of Fairfields.   Fairfields shareholders will also have the opportunity to receive additional shares based on performance as per the following schedule:

Resource Estimate Date	Indicated Reserves	Payment Obligation
18 months after Closing Date	475,000 oz Au (equivalent)	$1,250,000
24 months after Closing Date	750,000 oz Au (equivalent)	$1,250,000
36 months after Closing Date	1,025,000 oz Au (equivalent)	$1,250,000
48 months after Closing Date	1,300,000 oz Au (equivalent)	$1,250,000

Any future payments would be made in shares based on the 20 day average price of the Company’s common stock prior to the required payment date.  In addition, Fairfields shareholders will also receive options to acquire up to 25% of Focus Gold Mexico Corp., a newly created wholly owned subsidiary of the Company, created to acquire Fairfields.  The option price payable upon the exercise of the option shall be 25% of the aggregate value of the outstanding Focus Gold Mexico shares at the time of exercise of the Option calculated as the sum of (i) $5,000,000, (ii) the dollar value of all payments made in respect of the deferred payments outlined above as at the date of exercise of the Option, and (iii) the dollar value of any shareholders’ equity contributed into Focus Gold Mexico after the Closing Date until the date of exercise of the Option.  As part of the transaction, Fairfields will be appointing one member to the board of directors of the Company and the Fairfields management team will be staying on to help operate the Project going forward.  The Company, through its wholly owned subsidiary, has closed on the acquisition with an effective closing date of December 31, 2010.

NOTE 7 - RELATED PARTY TRANSACTIONS

Richard O. Weed is the Company’s corporate secretary.  In the quarter ended November 30, 2010 he made advances of $600 to the Company (a total of $18,044 in advances have been made in the nine month period ended November 30, 2010).  The Company also has accrued a monthly fee of $1,500 to him as compensation for serving as corporate secretary (a total of $4,500 was accrued in the current quarter, $13,500 in the nine months ended November 30, 2010 and an additional $1,500 was owed as of February 28, 2010).  A law firm of which Mr. Weed is a partner is also due a monthly fee of $10,000 under an agreement to provide legal services that was effective on March 1, 2010 (a total of $30,000 was accrued in the current quarter under this agreement and $90,000 in the nine months ended November 30, 2010).  The Company has issued to Mr. Weed 250,000 shares of common stock, of which 100,000 were agreed to be issued in the quarter ended May 31, 2010 under the retainer agreement with Weed & Company, LLP with a value of $30,000 and an additional 150,000 were issued on July 31, 2010 with a value of $33,000 as payment toward his monthly retainer agreement.  Mr. Weed and Weed & Co. LLP are due a total of $90,044 as a result of the aforementioned arrangements and advances ($18,044 in total advances, $15,000 due for corporate secretary fees and $57,000 due and payable for the legal retainer agreement).

NOTE 8 – STOCK BASED COMPENSATION

The Company follows the guidance of ASC Topic 718 (formerly Statement of Financial Accounting Standards (SFAS) No. 123R) "SHARE-BASED PAYMENT" for treatment of its stock options and restricted stock issuances.  The Company has not issued any stock options.  The Company is obligated to issue stock for services to be provided from March 1 through December 31, 2010 per the terms of the retainer agreement. The value of these shares on the date the parties agreed to the terms was $30,000 (100,000 shares due at $0.30 per share). The Company has incurred $27,000 of legal expense in the nine months ended November 30, 2010 related to the stock issued under the agreement.  The remaining $3,000 in value of the stock has been recorded as a prepaid legal expense.  The Company issued an additional 150,000 shares of restricted common stock for payment of legal fees.  This stock was valued at $0.22 per share, or a total of $33,000.  This stock was issued to partially pay for $90,000 in accrued legal fees.

NOTE 9 – SUBSEQUENT EVENTS

On December 13, 2010, the Companyand Fairfields Gold S.A. de CV (“Fairfields”) entered into an Amending Agreement to provide for the issuance of 13,500,000 shares to acquire Fairfields and agreed to have at least $1,500,000 in working capital by February 15, 2011 or to pay the selling shareholders a penalty of 2,500,000 additional shares of the Company’s common stock.  On December 31, 2010, the Company closed its purchase of Fairfields.

During December 2010, the Company added Larry Segerstrom and Dorian Nicol to its Board of Directors.

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

In April 2009, we moved our operations to Dallas, Texas. Simultaneously, Lance Ayers, the sole member of the Company’s Board of Directors and majority shareholder, approved our new business operations and changed our name to Gold Bag, Inc. to reflect our new business to purchase unwanted gold coins or broken jewelry, or other items containing precious metals, from the general public at a scrap value price. The precious metals were then to be sold to a refinery where the items would be melted down into pure form and sold at market price.   The Company has recently abandoned this business model in favor of gold mining activities.  On October 27, 2010, the Company filed a Form 8-K to announce its transaction with Victoria Gold Corp.  As a result of that transaction the Company ceased to be a shell company under SEC regulations.

In the quarter ended November 30, 2010, the Company entered into two agreements to move into gold mining.  The Company entered into an option agreement to acquire the rights for ownership in 16 gold mining claims in the Province of Ontario in Canada.  The Company has also signed a definitive agreement to acquire a gold & silver mining project in Nayarit, Mexico.

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

On August 27, 2010, the Company entered into an employment agreement with Grant R. White to be appointed as the Company’s Chief Executive Officer.   Mr. White is also to serve as a member of the Company’s Board of Directors and Rick Weed has remained in place as the corporate secretary.

We are a development stage company. Our principal business activities will be in the gold and silver mining industry.

With the exception of funds raised in June 2006 and in the quarter ended November 30, 2010 [the SEC declared our Form SB-2 Registration Statement effective through which we sold 1,964,000 (19,640,000 post-Forward split) shares of our Common Stock at $0.10 per share raising $196,400 in 2006, and we sold another 4,550,000 shares of our Common Stock at $0.20 per share raising another $910,000 in the quarter ended November 30, 2010], we are a company without revenues or operations and have incurred losses since inception. Our auditors have issued a going concern opinion in our audit for the fiscal year ended February 28, 2010. This means that there is substantial doubt that we can continue as an ongoing business operation for the next 12 months. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to fund our mining operations. The attached financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such, we may have to cease operations and investors may lose their investment.

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

The Company received advances from its sole officer in the amount of $18,044 during the nine months ended November 30, 2010.

In November 2010, the Company sold 4,550,000 shares of its Common Stock at $0.20 per share in a private placement to investors for proceeds of $910,000.

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

Material Changes in Financial Condition and Results of Operations

As of November 30, 2010, the Company’s cash assets were $769,374, an increase of $763,755 from February 28, 2010. The Company also had prepaid expenses of $3,000 as of this date.  The Company also made a loan for $60,000 on which $197 of interest receivable was accrued as of November 30, 2010.  The Company’s total current assets as of this date were $832,571.  Total liabilities increased $81,448 from $8,596 at February 28, 2010 to $90,044 as of November 30, 2010. This increase in liabilities was attributable to accrued professional fees of $72,000 and advances made by an officer of $18,044. The liabilities that existed as of February 28, 2010 were all paid in the nine months ended November 30, 2010.

Comparison of Three Month Periods Ended November 30, 2009 and 2010

No revenues were recorded during the three months ended November 30, 2010 and 2009. Operating expenses during the three months ended November 30, 2010 and 2009 were comprised of general and administrative expenses, primarily professional fees and prospecting fees in the current quarter.  Total general and administrative expenses of $174,832 for the three months ended November 30, 2010 increased 605% over the general and administrative expenses of $24,798 in the quarter ended November 30, 2009.

Comparison of Nine Month Periods Ended November 30, 2010 and 2009

No revenues were recorded during the nine months ended November 30, 2010 and 2009. Operating expenses during the nine months ended November 30, 2010 and 2009 were comprised of general and administrative expenses, primarily professional fees in the current quarter.  Total general and administrative expenses of $277,694 for the nine months ended November 30, 2010 increased 138% over the general and administrative expenses of $116,287 in the nine months ended November 30, 2009.  The dramatic increase was attributable to $50,000 in prospecting fees (the value of common stock issued for an option to purchase a mining interest), an increase in management fees and other professional fees.  As the Company gets closer to mining operations, expenses are expected to continue to increase.

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

Evaluation of Disclosure Controls and Procedures

Mr. White is the sole officer, one of two directors and the sole employee of the Company. He has evaluated the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of the end of the period covered by this quarterly report. Based on such evaluation, he concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed three months ended November 30, 2010, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Changes in Internal Controls

During the three months ended November 30, 2010, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In October 1, 2010, we issued 250,000 shares of restricted common stock to Victoria Gold Corp as partial consideration under an option agreement which granted us an option to purchase ownership interests in 16 mining claims in Canada.  We valued this stock at a price of $0.20 per share which was the closing trading price on the day before the agreement date.  This is also the price at which we were selling restricted common shares in a private placement during the quarter ending November 30, 2010.  The total value of the stock ($50,000) was deducted as prospecting costs in the current quarter.

In November 2010, we issued 4,550,000 shares of restricted common stock to various individuals and entities under a private placement offering.  We sold the stock at $0.20 per share and grossed a total of $910,000 on the sale.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Date	Description
3.1	n/a	Articles of Incorporation(1)
3.2	n/a	Bylaws(1)
10.1	September 2, 2009	Amendment to Stock Purchase Agreement between Noel Noel, Ltd. and Lance Ayers. (2)
10.2	September 2, 2009	Secured Promissory Note for $10,000 from Lance Ayers to Noel Noel, Ltd.(2)
10.3	September 2, 2009	Security Agreement between Noel Noel, Ltd. and Lance Ayers. (2)
10.4	October 1, 2010	Option Agreement between Gold Bag, Inc. and Victoria Gold Corp. (3)
10.5	November 10, 2010	Agreement between Focus Gold Mexico Corporation, Gold Bag, Inc. and Fairfields Gold S.A. de C.V. (4)
10.6	December 13, 2010	Amending Agreement between Focus Gold Mexico Corporation, Gold Bag, Inc. and Fairfields Gold S.A. de C.V.*
31.1	January 18, 2011	Certification of Chief Executive Officer and Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
32.1	January 18, 2011	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Filed as an exhibit to Form SB-2 filed with the SEC on June 2, 2006.

(2)	Filed as an exhibit to Current Report on Form 8-K filed with the SEC on September 16, 2009.

(3)	Filed as an exhibit to Current Report on Form 8-K filed with the SEC on October 27, 2010.

(4)	Filed as an exhibit to Current Report on Form 8-K filed with the SEC on November 19, 2010

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gold Bag, Inc.

Dated: January 19, 2011	By:	/s/ Grant R. White
Grant R. White
President