Form 10-K
period 2011-02-28
FOCUS GOLD Corp
filed 2011-06-13
CIK 1360564

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: February 28, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File No.: 00-52720

FOCUS GOLD CORPORATION (formerly Gold Bag, Inc.)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:  ☐  Yes   ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  ☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 6, 2011 is $18,102,303 (based on the last reported trade as of this date of $0.44). There are 41,141,598 outstanding shares of common stock of the Company held by non-affiliates.  For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date: As of June 6, 2011, there were 58,491,598 shares outstanding.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐  Yes   ☐  No

The issuer had no revenues for its fiscal year ended February 28, 2011.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements made herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere, including information incorporated herein by reference to other documents, are "forward-looking statements" within the meaning of, and subject to the protections of, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance and involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control and which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as "may," "anticipate," "assume," "should," "indicate," "would," "believe," "contemplate," "expect," "estimate," "continue," "plan," "point to," "project," "predict," "could," "intend," "target," "potential" and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including those described elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission (the "SEC") under the Exchange Act.

All written or oral forward-looking statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. Our forward-looking statements apply only as of the date of this report or the respective date of the document from which they are incorporated herein by reference. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made, whether as a result of new information, future events or otherwise.

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

PART I

As used in this Annual Report on Form 10-K ("Annual Report"), references to “we,” “us,” “our,” “Focus Gold,” or “our Company” refers to Focus Gold Corporation (formerly, Gold Bag, Inc.), a Nevada corporation.

ITEM 1.  BUSINESS

Corporate History

Focus Gold is an exploration stage Company focused on the acquisition and development of gold mining properties.  Focus Gold left shell company status in October 2010 when it acquired an option on 16 mining claims in the Canadian Province of Ontario from Victoria Gold Corporation.  On December 31, 2010, Focus Gold acquired an option on the Huicicila gold project in Nayarit, Mexico.  In February 2011, Focus Gold expanded its holdings of mining claims by acquiring five additional gold and silver mining claims adjacent to the Huicicila gold project in Nayarit, Mexico.  Management expects the 18,286 hectares in Nayarit, Mexico to have exploration opportunities that will lead to reserves in the next 12-24 months.

Focus Gold was formed as a Nevada corporation on December 23, 2005 under the name Real Estate Referral Center, Inc.  On December 27, 2005, the Company sold 50,000,000 shares of its Common Stock at $0.001 per share to its officers for proceeds of $5,000.  On June 21, 2006, the Securities and Exchange Commission declared the Company’s Form SB-2 Registration Statement effective.  The Company sold 19,640,000 shares of Common Stock to 55 individuals.  On May 22, 2009, the Company changed its name to Gold Bag, Inc. and completed a 10:1 forward split paid as a dividend.  On June 6, 2011, the Company changed its name to Focus Gold Corporation and its common stock began trading under the symbol “FGLD”.  From June 1, 2009 through June 3, 2011, the Company’s common stock traded under the symbol “GBGI.”

On February 19, 2010, the Company received the resignation of Mr. Ayers as President and sole director.  On this same date, Richard O. Weed was elected to the Board of Directors by the stockholders holding a majority of the voting power of the corporation.  Mr. Weed was appointed as President, Secretary and Treasurer.  (See Form 8-K filed March 3, 2010).  On August 27, 2010, Grant R. White was appointed Chief Executive Officer, Treasurer, and Board Member.  (See Form 8-K filed August 27, 2010).  On October 1, 2010, the Company entered a transaction with Victoria Gold Corp. that had the effect of causing the Company to cease being a shell company, as defined in SEC Rule 12b-2.  (See Form 8-K filed October 27, 2010).  Effective December 31, 2010, the Company completed its acquisition of Fairfields Gold S.A. de CV and Larry Segerstrom, Dorian Nicol, and Eduardo Zayas were appointed to the board of directors.  (See Form 8-K filed January 27, 2011).

The corporate organization chart for Focus Gold as of the date of this Annual Report is as follows:

Focus Gold Corporation
(Nevada Corporation) (100%)

Focus Gold Mexico Corporation	Focus Celtic Gold Corporation
(a Delaware Company) (100%)	(a Delaware Company)

Fairfields Gold S.A. de CV
(a Mexican corporation)

Our principal executive and head office in the United States is located at 4695 MacArthur Court, Suite 1430, Newport Beach, CA 92660, U.S.A.  Our registered office is located at 6100 Neil Road, Ste. 500, Reno, NV 89511.  Our offices in Canada are located at 1 Dundas Street West, Suite 2500, Toronto, Ontario, M5G 1Z3 Canada.  Our corporate website is www.focusgoldcorp.com.  Information contained on our website is not part of this Annual Report.

Financial Information about Segments

Segment disclosures are contained in note 12 of the "Notes to the Consolidated Financial Statements" and is incorporated herein by reference.

Narrative Description of Business

The Company has developed a private equity strategy to acquiring gold mining properties following several key investment criteria:

i)	Primarily gold;

ii)	Assets must be in safe governmental jurisdictions. The Company will seek geographic diversification across its portfolio;

iii)	Looking to invest $500,000 to $5 million in projects with significant exploration upside where returns are at their highest;

iv)
Will look for assets ranging from grass roots exploration to near production.  The Company will look to have a balanced portfolio of properties across this spectrum so as to maximize returns while also mitigating risk;

v)	Investments may be structured as 100% control, minority/majority equity positions or debt depending on the transaction type and potential return;

vi)	Where possible, the Company will acquire properties with existing capable management teams and then provide senior level experienced management oversight;

vii)	Once a property has matured to a sizable level, the Company will seek to divest of the property either through a strategic sale or through a spin-off into a stand-alone public company.

On October 1, 2010, the Company entered into an Option Agreement (“Agreement”) with Victoria Gold Corporation (“Victoria”), covering 16 gold mining claims in the Province of Ontario.  Under the Agreement, the Company has the right to acquire Victoria’s ownership interest in eight (8) mining claims located in Currie Township, Timmins Mining District, Ontario known as the Watabeag Property (“Watabeag”) and eight (8) mining claims located in Bowman Township, Timmins Mining District, Ontario known as the Russell Creek Property (“Russell Creek’)(collectively, the “Canadian Properties”).

About Watabeag

The property is a total of 131 hectares and is located approximately 60km east of Timmins, Ontario.  Exploration on the property began in 1973 with additional drilling in the 80’s.  Two 1973 overburden drill holes on the Watabeag property gave 23,330 and 10,470ppb gold in panned concentrates of basal till samples overlying granodiorite. Four overburden holes were drilled in 1980 to follow up these highly anomalous gold values. Two of the holes produced very high gold results with visibly irregular gold grains suggesting a local source. An additional 11 overburden holes were completed in 1981 to define two anomalies with well-defined head and tail features. The initial drill hole intersected mixed dacite and feldspar with a brecciated and altered zone assaying 8.9g/t Au across a 0.9m interval.

The Watabeag property is without known reserves, as defined under SEC Guide 7, and the proposed program for the property is exploratory in nature.

About Russell Creek

The property is a total of 128 hectares and is located approximately 70 kilometers east of Timmins.  Minor exploration for gold commenced in 1980 when Asarco (Cook Joint Venture) completed ground magnetic and EM surveys in the area of two weak airborne EM conductors. The surveys defined a north west trending fault structure along Russell Creek.

Under the terms of the Agreement, to exercise the option and receive 100% ownership of the Canadian Properties, the Company issued 250,000 shares of its common stock and committed itself to undertake $2,000,000 of cumulative Exploration and Maintenance Expenditures on or before the third anniversary of the date of the Agreement.  Upon the commencement of Commercial Production, the Company will pay to Victoria a Net Smelter Returns royalty (the “Royalty”) equal to 3.0% of Net Smelter Returns.  The Company has the ability to buy back 1% of the Royalty at anytime for $1 million.

The Russell Creek properties is without known reserves, as defined under SEC Guide 7, and the proposed program for the property is exploratory in nature.

Hucicilia Claims – Mexico

On December 31, 2010, Focus Gold acquired an option on the Huicicila gold project in Nayarit, Mexico.  In February 2011, Focus Gold expanded its holdings of mining claims by acquiring five additional gold and silver mining claims adjacent to the Huicicila gold project in Nayarit, Mexico.  Management expects the 18,286 hectares in Nayarit, Mexico to have production potential and exploration opportunities that lead to reserves in the next 12-24 months.

The Huicicila gold project in Nayarit, Mexico is without known reserves, as defined under SEC Guide 7, and the proposed program for the property is exploratory in nature.

Location, means of access and state of property

The property is located in the state of Nayarit approximately 90 kilometers northeast of the city of Puerto Vallarta (Figure 2). The central claim coordinates are UTM (NAD 27 Mexico) 13 Q 494545N, UTM 2357760E, (N21o19’24.8”, W105o03’11.1”).

The property is reached by paved Federal Highway No. 200 direct from Puerto Vallarta.  Transit time depending upon traffic is about two hours. An alternative is thru Mazatlan two hundred eighty kilometers to the north on Federal Highway 45. Mazatlan is about five hours driving time. Quite passable dirt roads allow reasonable access throughout the claim area.

Climate

The region is semitropical. Winters are moderate while the rest of the year is hot and humid. The rainy season is July to early October. This September the highest rainfall in 40 years destroyed several bridges and washed out the Figure 6. Highway system. property access road because there were no culverts at the drainage crossings. Annual rainfall is 1.2 to 1.5 meters and the average temperature is 22°C. Exploration can be conducted year around, but outdoor work is difficult and often only a half day affair during the rainy season.

Local Resources

Cumbre de Huicicila six kilometers distant is the nearest town. It has perhaps one thousand inhabitants, electrical power, cell phone service, small markets, electrical power and a medical clinic. Compostela twenty seven kilometers away by road is a small city with seventy thousand residents. The state capital of Tepic, population 300,000, is thirty five kilometers away. Recruiting a workforce should not be an issue. There are several ranches and three small towns between the property and the larger cities. Many men in those towns are anxious to work.

There are no restrictions on the diversion of surface waters. A company needs only an agreement with the land owner at the point of diversion.

Infrastructure

A network of good paved highways connects the area with The United States, Guatemala and other interior points in Mexico.  There is commercial airline service to Mazatlan, Puerto Vallarta and Tepic.  The nearest rail service is in Tepic or Compostela. There is a major transmission line about 7 kilometers from the project.

Physiography

The property is located in the Nuevo Volcanico (New Volcanic) Province, which is a 50 kilometer wide,  southeasttrending belt of Paleocene to Recent volcanics which crosses most of Mexico and includes the famous Popocatepetl volcano outside of Mexico City. In Nayarit. The Nuevo Volcanico belt separates the Llanos Costera coastal plains of recent sediments to the north from the Sierra Madre del Sur to the south which are mountains composed of Mesozoic sediments.  Elevations on the property range from about 1,000 m. to about 200 m. The region is characterized by subdued topography with rounded ridges except where younger volcanoes generate spectacular mountains.  Specifically, the drive to Cumbre de Huicicila is across gently rolling and rising terrain. The town is at the crest of a topographic dome. Just past the town the terrain drops precipitously down into a steep valley and the project area.

HISTORY

Old ruins of workings, arrastres and roasters shows the property was worked before written records. The first recorded production was by the Manchaca family of Tepic about 1860 ( (John E. Hiner). The American Partridge family next worked and promoted the mines for years. A J. P. Cann of San Franciso next appears in the record. The America  Smelting and Refining Company. Town of Cumbre de Huicicila in Distant Center. Steep Hillsides below Cumbre de Huicicila.  Old ASARCO Ore Loading Dock. 20 leased the property from about 1926 to 1936. ASARCO advanced the #3 and #4 levels and ultimately calculated proven and probable reserves of 45,274 tons of 31.2 g/t Au, 401 g/t Ag and 3.4% Pb. It is not clear if those tons were produced or remain in the ground. There is an old stone loading dock at the entrance to the claims. It probably was used for ore shipments and reportedly dates from the ASARCO operation. ASARCO closed the operation in 1936 due to lawlessness, but maintained the claims until 1968. Minera el Pilón staked the area in 1976 and held the claims for 20 years. Luismin rehabilitated the #4 Level in 200204. The results are unknown. Grupo Anfaza S. A. de C. V. under President Ramon Farias then began exploring the property. Using a government grant, they drilled six core holes under the supervision of the government’s Servicio Geologico Mexicano (SGM) in 2005 and 2006.  SGM logged, split and stored the core.The historical workings are small and have caused no significant environmental issues.

The Consejo de Recursos Minerales (1980), Luismin (1991), Echo Bay (1995) and Kobex Resources Ltd. (1997) sampled and mapped the area.

GEOLOGIC SETTING

The geology of the district is heavily obscured by soils and heavy vegetation.  However, there is enough information to form a basic working model of the district geology and mineralization. The geologic map published by Consejo de Recursos Minerales shows that the district is at the core of an andesitic volcano intruded by a granodioritic intrusives. The district is within a broad dome topography which has been heavily breached by erosion along structures to create the dramatic dropoff into the valley where the deposits are located.

DEPOSIT TYPES

Phyllic (quartz, sericite, pyrite) hydrothermal alteration is widely exposed on the Focus concession block, covering a minimum of ten square kilometers. Host rock units include fine-grained, weakly porphyritic volcanic rocks and, nearby, an intrusive hornblende granodiorite pluton. Widespread phyllic alteration on the Focus concession block is cut by steeply-dipping, locally brecciated structures that host sulfidic silcicification and strong phyllic alteration.  Rock units, alteration, base and precious metal vein mineralization observed on the Focus concession blocks are consistent with a porphyry copper-gold deposit type.

MINERALIZATION

Porphyry-related base and precious metal mineralization on the Cila and Focus concession blocks:

1) disseminated copper and gold mineralization associated with potassic alteration within a diatreme breccia on the Cila concession block,

2) phyllic alteration associated with a buried granodiorite pluton on the Focus concession block, and

3) high-grade, polymetallic vein mineralization associated with strong phyllic alteration on the Cila concession block.

EXPLORATION

Previous exploration focused on the Miravalle vein where ASARCO produced on a small scale for several years. There is a report on the on the Luismin exploration which mostly documents the extreme difficulty of trying to reopen an old drift in extremely unstable rock (Manuel Eduardo Caldera Perales). The existing maps (Figure 13) show a  typical curviplanar, mineralized structure with ore shoots (Unknown).

DRILLING

Five holes were drilled on the property by Grupo ANFAZA SA de DV with support by Servicio Geologico Mexicano in 2006 (John Hiner and Eugene Schmidt). One drill cover was found in the field to establish that the drill sites appear to actually exist. Three holes tested the historic resource block known from ASARCO and two tested a new vein called La Republica discovered during road building.

Mineral rights are separate from surface rights in Mexico.  Mineral rights are held in Mexico by the federal government as per the Mining Law of 1992. That law established that all minerals found in Mexican territory are owned by the Mexican nation and that private parties may exploit those minerals (except for oil and nuclear fuel minerals) through mining licenses or concessions granted by the Federal government. Amendments to that law were published on April 29, 2005. Those amendments replaced the separate exploration and exploitation concessions by a single type – the mining concession. That gives the holder both exploration and exploitation rights subject to the payment of appropriate taxes. Old concessions were automatically converted into the new type with a life of 50 years from the date the exploration concession was originally registered with the Public Registry of Mines. Concessions are transferable and may be granted or acquired by Mexican individuals, local communities with collective ownership of lands known as ejidos and companies organized under Mexican law with no limits on foreign ownership. Foreigners wanting to participate in mining in Mexico must establish a Mexican corporation or enter into a joint venture with Mexican individuals or corporations.  Mining concessions have maintenance obligations which must be kept current to avoid cancellation. They are the performance of assessment work (comprobacion de obras), the payment of mining taxes (semiannual), compliance with environmental laws and filing each January of a production/activity report called the Reporte Estadistico. Fairfields states that they are in compliance with all requirements.  Mining concessions require marking by a conspicuous monument (mojanera).  While the field work was not organized specifically to locate mojaneras, one is located near the entrance to the adit entrance (Figure 3). Mexican law allows the monuments to be up to three kilometers from the concessions boundaries.

Surface rights in Mexico often are communal if organized before the Mexican revolution or ejidal if afterwards. The lands at Huicicila are communal lands. Fairfields has a rental agreement including first right of refusal with the two families, Gonzalez and Jiminez, who own the surface rights.  The political subdivisions in Mexico pertinent to this project are the federal, state (Nayarit), municipio (equivalent of county) – here it is Compostela. Exploration permitting has been contracted to Marcelino Gomez Perez (Representante, ESCALA, S.A. de C.V.,  www.escalasa.com.mx) who managed the permitting for the Vane Minerals operation and was recommended by them. No federal permits can be used without permission of the surface rights owner, which Fairfields has.

On February 11, 2011, Focus Gold, through its wholly-owned subsidiary Fairfields Gold S.A. de CV executed an Agreement (the "SantaFe  Agreement"), with Rosalio Salazar Orozco, regarding the exploration and development of these claims.

The two properties provide increased continuity between the company's Huicicila and Focus 1 properties and provide the company with extended trends on both properties.

The 120-Hectare Santa Fe Property strategically extends the company's historic Miravalles Vein. Initial sampling on the Santa Fe Property has indicated more than 500 g/t AG, 5.4% Cu and 22.5% Zn.

The San Nicolas Property includes the caldera border that lies between the Huicicila and Focus 1 properties. The property totals 100 Hectares with initial sampling indicating grades of 27 g/t AU and 2000 g/t AG in the Tiro La Luz area.

Exploration Period

Under the terms of the Santa Fe Agreement, Rosalio Salazar Orozco granted to Focus Gold the exclusive right to explore and develop the Santa Fe and San Nicolas Properties. During this exploration period, Focus Gold received a 80% interest in the Santa Fe and San Nicolas Properties.  Focus Gold is required to provide Rosalio Salazar Orozco with certain information and reports and access to the Santa Fe and San Nicolas Properties to conduct inspections of operations during this period.

Title

The Company has prepared a summary table shown below that identifies the nature of our ownership or interest in the property, describes our interest in the properties, describes the type,  names, number, unique identifying numbers and the approximate size in acres of each ownership areas.

San Nicolas and Santa Fe concessions: held by Fairfields (80%) and Rosalio Salazar Orozco (20%)

San Nicholas and Santa Fe concessions and status

Name	Number	Expediente (File Number)	Area (ha)	Contract Date	Expiration Date

San Nicolas	223110	059/06778	100	October 15, 2004	October 14, 2054	Contract
Santa Fe	233854	059/07519	120	April 22, 2009	April 21, 2059	Contract
Total			220

The San Nicholas and Santa Fe properties are without known reserves, as defined under SEC Guide 7, and the proposed program for the property is exploratory in nature.

Employees

At the close of our fiscal year, February 28, 2011, we had 2 full-time employees.

Reclamation

We generally are required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping and re-vegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies.

Government Regulation

Mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We have obtained or have pending applications for those licenses, permits or other authorizations currently required in conducting our exploration and other programs. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in the United States. There are no current orders or directions relating to us with respect to the foregoing laws and regulations.

Environmental Regulation

Our mineral projects are subject to various federal, state and local laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. The development, operation, closure, and reclamation of mining projects in the United States requires numerous notifications, permits, authorizations, and public agency decisions. Compliance with environmental and related laws and regulations requires us to obtain permits issued by regulatory agencies, and to file various reports and keep records of our operations. Certain of these permits require periodic renewal or review of their conditions and may be subject to a public review process during which opposition to our proposed operations may be encountered. We are currently operating under various permits for activities connected to mineral exploration, reclamation, and environmental considerations. Our policy is to conduct business in a way that safeguards public health and the environment. We believe that our operations are conducted in material compliance with applicable laws and regulations.

Changes to current local, state or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

During the fiscal year ended February 28, 2011, there were no material environmental incidents or material non-compliance with any applicable environmental regulations. We anticipate that we will not incur material capital expenditures for environmental control facilities during the current fiscal year.

Mine Safety and Health Administration Regulations

We consider health, safety and environmental stewardship to be a core value for the Company.

Gold Price History

The price of gold is volatile and is affected by numerous factors all of which are beyond our control such as the sale or purchase of gold by various central banks and financial institutions, inflation, recession, fluctuation in the relative values of the US dollar and foreign currencies, changes in global and regional gold demand, and the political and economic conditions of major gold-producing countries throughout the world.

The following table presents the high, low and average afternoon fixed prices in U.S. dollars for gold per ounce on the London Bullion Market over the past five years:

Year	High	Low	Average
2006	725	525	603
2007	841	608	695
2008	1,011	713	872
2009	1,212	810	972
2010	1,421	1,058	1,225
2011 (to March 15, 2011)	1,437	1,319	1,377

Data Source: www.kitco.com

Competition

We compete with major mining companies and other natural mineral resource companies in the acquisition, exploration, financing and development of new prospects.  Many of these companies are larger and better capitalized than we are. There is significant competition for the limited number of gold acquisition and exploration opportunities. Our competitive position depends upon our ability to successfully and economically explore, acquire and develop new and existing mineral prospects.  Factors that allow producers to remain competitive in the market over the long term include the quality and size of their ore bodies, costs of operation, and the acquisition and retention of qualified employees. We also compete with other mining companies for skilled mining engineers, mine and processing plant operators and mechanics, geologists, geophysicists and other technical personnel.  This could result in higher turnover and greater labour costs.

Available information

We make available, free of charge, on or through our Internet website, at www.FocusGoldCorp.com, links to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our internet address is www.Focusgoldcorp.com. Our internet website and the information contained therein or connected thereto are not incorporated into this Annual Report

ITEM 1A.  RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Although the Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item, there are no unresolved staff comments.

ITEM 2.  PROPERTIES

The Company’s United States headquarters location, 4695 MacArthur Court, Suite 1430, Newport Beach, CA 92660, is the office address maintained by Weed & Co. LLP, the Company’s outside legal counsel.  The office space is provided without charge by the Company’s Secretary, Richard O. Weed.

The Company utilizes the executive office space rented at 1 Dundas Street West, Suite 2500, Toronto, Ontario, M5G 1Z3 Canada at a cost of $1,389 Canadian Dollars per month (approximately $1,395 per month depending upon the U.S. Dollar to Canadian Dollar exchange rate).  This office space is adequate for our immediate and near-term needs. We do not intend to acquire any properties in the immediate future.

The Company’s subsidiary, Fairfields Gold S.A. de CV maintains an office in Mexico at Masaryk No. 123, Colonia Planco, Mexico, D.F. 11560.  The office is under lease for the period February 2011 - January 2012 at a fee of 23,116.50 peso per month.  Based upon the U.S. Dollar to Mexican Peso exchange rate, the rent is approximately $1,910/month.

ITEM 3.  LEGAL PROCEEDINGS

There are no material legal proceedings pending or threatened against the Company.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 4.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is currently traded under the symbol “FGLD” on OTC Pink, the third tier of the OTC market. OTC Pink is the speculative trading marketplace that has no financial standards or reporting requirements.  From June 1, 2009 until June 6, 2011, our stock symbol was “GBGI”.

The market for the Company’s Common Stock is limited, volatile and sporadic and could be subject to wide fluctuations in response to quarter to quarter variations in results, news announcements, trading volume, sales of Common Stock by the Company, sales of Common Stock by officers, directors and principal shareholders of the Company, general market trends, changes in the supply and demand for the Company’s shares, and other factors. The following table sets forth the high and low sales prices relating to the Company’s Common Stock for fiscal years 2011 and 2010.  These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

	High	Low
2012 Fiscal Year
First Quarter (ended 05/31/11)	$0.70	$0.41

2011 Fiscal Year:
First Quarter (ended 05/31/10)	$0.74	$0.13
Second Quarter (ended 08/31/10)	$0.22	$0.15
Third Quarter (ended 11/30/10)	$0.97	$0.20
Fourth Quarter (ended 02/28/11)	$0.97	$0.15

2010 Fiscal Year:
First Quarter (ended 05/31/09)	$0.25	$0.03
Second Quarter (ended 08/31/09)	$0.10	$0.10
Third Quarter (ended 11/30/09)	$0.10	$0.10
Fourth Quarter (ended 02/28/10)	$0.45	$0.29

Holders

There were 73 registered holders or persons otherwise entitled to hold our shares of Common Stock as of February 28, 2011 pursuant to a shareholders’ list provided by our transfer agent as of that date and our records relating to issuable shares. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of shares of Common Stock held in street name.

As of June 6, 2011, there were 58,491,598 shares issued and outstanding.

Securities Authorized for Issuance under Equity Compensation Plans

On February 7, 2011, the Board of Directors adopted the 2011 STOCK & STOCK OPTION COMPENSATION PLAN (the “Plan”) for employees, directors and other persons associated with the Company.  The Plan is intended to advance the best interests of the Company by providing those persons who have a substantial responsibility for its management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company.  Further, the availability and offering of stock options and common stock under the Plan supports and increases the Company's ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability of the Company depends.  The Board reserved 10,000,000 shares of common stock for issuance under the Plan.  As of the fiscal year end, February 28, 2011, the Board had granted options to purchase 6,400,000 shares of common stock at $.50 per share to 7 persons.

DESCRIPTION OF SECURITIES

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock, par value $0.00001 per share (“Common Stock”). Holders of Common Stock are entitled to one vote per share and to receive dividends or other distributions when and if declared by the Board of Directors.

Our Common Stock does not have preemptive rights, meaning that our common shareholders’ ownership interest would be diluted if additional shares of our Common Stock are subsequently issued, and the existing shareholders are not granted the right, in the discretion of the Directors, to maintain their percentage ownership interest in the Company. This lack of protection from dilution to minority shareholders could allow our Directors to issue additional shares of our Common Stock to persons friendly with our existing management, thus preventing any change in control of the Company.

Upon any liquidation, dissolution or winding-up of the Company, our assets, after the payment of debts and liabilities and any liquidation preferences of, and unpaid dividends on, any class of Preferred Stock then outstanding, will be distributed pro-rata to the holders of the Common Stock. The holders of the Common Stock have no right to require us to redeem or purchase their shares.

The holders of Common Stock are entitled to share equally in dividends, if and when declared by our Directors, out of funds legally available therefore, subject to the priorities given to any class of Preferred Stock which may be issued.

No Cumulative Voting

Holders of shares of our Common Stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of our directors.

Preferred Stock

The Company is authorized to issue 100,000,000 shares of preferred stock, $0.00001 par value per share (the “Preferred Stock”). We have no shares of Preferred Stock issued and outstanding, however, the Directors may later determine to issue shares of our Preferred Stock. The Preferred Stock may be created and issued in one or more series and with such designations, rights, preferences and restrictions as shall be stated and expressed in the resolution(s) providing for the creation and issuance of such preferred stock.  If Preferred Stock is issued and we are subsequently liquidated or dissolved, the preferred shareholders would have preferential rights to receive a liquidating distribution for their shares prior to any distribution to common shareholders.  Although we have no present intent to do so, we could issue shares of Preferred Stock with such terms and privileges that a third party acquisition of the Company could be difficult or impossible, thus indefinitely entrenching our existing management in control of the Company.

Dividend Policy

To date, we have not paid any dividends. The payment of dividends, if any, on our Common Stock in the future is within the sole discretion of our Directors and will depend upon our earnings, capital requirements, financial condition, and other relevant factors. At present, the Company does not intend to declare any dividends on the Common Stock in the foreseeable future, but instead intends to retain all earnings, if any, for use in our business operations.

Transfer Agent

The Company uses Securities Transfer Corporation located at 2591 Dallas Parkway, Suite102, Frisco, Texas 75034 as its transfer agent.

RECENT SALES OF UNREGISTERED SECURITIES.

In the quarter ended May 31, 2011, the Company conducted a private placement of $.40 units consisting of one share of its common stock and ½ common stock purchase warrant granting the holder the right to purchase a share of common stock at $.50 per share for one year following purchase of the units.  The Company sold 3,325,750 units, consisting of 3,325,750 shares of common stock and 1,617,875 common stock purchase warrants.  There was no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction.  In connection with this private placement, the Company's agents received a selling commission of $106,450 of the proceeds of the units sold and 116,450 warrants to purchase an additional share of the Company’s stock for a period of one year at $0.50 per share.  This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

In the quarter ended February 28, 2011, the Company completed a private placement of $.40 units consisting of one share of its common stock and ½ common stock purchase warrant granting the holder the right to purchase a share of common stock at $.50 per share for one year following purchase of the units.  The Company sold 236,838 units, consisting of 236,838 shares of common stock and 118,419 common stock purchase warrants.  There was no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction. This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

In the quarter ended February 28, 2011, the Company entered into a Consulting Agreements with 1 person who received 200,000 shares of common stock at $.40 per share.  There was no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction. This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

On December 31, 2010, the Company, through its wholly-owned subsidiary, Focus Gold Mexico Corporation, a Delaware corporation, completed its purchase of Fairfields under the terms of a Share Purchase Agreement dated November 10, 2010, as amended.  The Company issued 16,000,000 shares of common stock to the three owners of Fairfields.  There was no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates.  The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction.  This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

In the quarter ended November 30, 2010, the Company completed a private placement of its common stock.  The Company sold 4,700,000 shares of common stock at $.20 per share to 15 investors for gross proceeds of $940,000.  There was no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction. This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

During November and December, 2010, the Company entered into a series of Consulting Agreements with 13 persons who received 969,000 shares of common stock at $.20 per share.  There was no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction. This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

On October 1, 2010, the Company) and Victoria Gold Corp. (“Victoria”) entered into an Option Agreement (“Agreement”) covering 16 gold mining claims in the Province of Ontario.  Under the Agreement, the Company has the right to acquire Victoria’s ownership interest in eight (8) mining claims located in Currie Township, Timmins Mining District, Ontario known as the Watabeag Property and eight (8) mining claims located in Bowman Township, Timmins Mining District, Ontario known as the Russell Creek Property (collectively, the “Project”).  Under the Agreement, the Company issued 250,000 shares of its common stock and agreed to undertake $2,000,000 of cumulative Exploration Expenditures on or before the third anniversary of the date of the Agreement.  Upon the commencement of Commercial Production, the Company will pay to Victoria a Net Smelter Returns royalty (the “Royalty”) equal to 3.0% of Net Smelter Returns.  There was no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction. This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

In the quarter ended August 31, 2010, the Company entered issued 250,000 shares of common stock to one person for services rendered.  There was no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction. This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

ITEM 5.  SELECTED FINANCIAL DATA

	February 28, 2011	February 28, 2010

Total Assets	$6,763,722	$5,619

Total Liabilities	$1,165,159	$8,596

Total Shareholders’ Equity (Deficit)	$5,598,563	$(2,977)

	For the years ended February 28,
	2010	2011

Revenues, net	$0	$

Operating expenses	$1,105,581	$129,301

Net loss for period	$(1,122,424)	$(129,301)

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Focus Gold left shell company status in October 2010 when it acquired an option on 16 mining claims in the Canadian Province of Ontario from Victoria Gold Corporation.  Subsequently, on December 31, 2010, Focus Gold acquired an option on the Huicicila gold project in Nayarit, Mexico.  Accordingly, results for the fiscal year ended February 28, 2011 do not represent a full year of operation and do not provide a meaningful comparison against the results during the fiscal year ended February 28, 2010.

Critical Accounting Policies and Estimates

Critical Accounting Policies

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have changed.  Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business.  Discussed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported.  See Note 2, “Summary of Significant Accounting Policies,” in our Consolidated Financial Statements for a discussion of those policies.

Mineral Properties, Leases and Exploration and Development Costs

The Company accounts for mineral properties in accordance with ASC 930: Extractive Activities-Mining.  Costs of acquiring mineral properties and leases are capitalized by project area upon purchase of the associated.  Mineral properties are periodically assessed for impairment of value and any diminution in value.

The Company accounts for mineral exploration and development costs in accordance with ASC 932: Extractive Activities.  All exploration expenditures are expensed as incurred, previously capitalized costs are expensed in the period the property is abandoned.  Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on units of production basis over proven and probable reserves.

Any option payments received by the Company from third parties or tax credits refunded to the Company are credited to the capitalized cost of the mineral property or to exploration costs as applicable. If payments received exceed the capitalized cost of the mineral property or the exploration costs incurred, the excess is recognized as income in the year received.

The amounts shown for mineral properties do not necessarily represent present or future values.  Their recoverability is dependent upon the discovery of economically recoverable reserves, the ability of the Company to obtain the necessary financing to complete the development, and future profitable production or proceeds from the disposition thereof.

Stock-based compensation

The Company accounts for stock based compensation to employees as required by ASC 718: Compensation-Stock Compensation and stock based compensation to nonemployees as required by ASC 505-50: Equity-Based Payments to Non-Employees. Stock awards have been valued at fair value using recent share issuance prices for cash, in arms-length transactions. Options and warrants are valued using the Black-Scholes pricing model (See Note 6). The offset to the recorded stock based compensation cost is to additional paid-in capital. Consideration received on the exercise of stock options is recorded as share capital and additional paid-in capital and the related additional paid-in capital is transferred to share capital.

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

Results of Operations – Comparison of Years Ending February 28, 2011 and 2010

We generated no revenues for the years ended February 28, 2011 or 2010.  Total expenses increased to $1,122,424 in the year ended February 28, 2011 compared to the amount of $129,301 recorded for the year ended February 28, 2010.  This increase was primarily attributable to the Company’s entering into the exploration stage in October 2010 and its commensurate commencement of active operations, with no similar prior period activities, and is reflected in the following items:

•
Exploration expense was $139,667 for the year ended February 28, 2011, with no comparable expense in the prior year.  This expense is attributable to the recommencement of exploration activities on our optioned claims in Mexico.  These activities consisted of geologist fees, equipment rental and assay costs.

•
General and Administrative expenses increased approximately 647%, or $836,613, for the year ended February 28, 2011 as compared to the comparable prior year period.  This increase was primarily attributable to the overall increase in spending associated with becoming an active company in the exploration stage. The components of General and Administrative expenses are:

o
Consulting expenses was $68,100 for the year ended February 28, 2011, as compared to the comparable prior year period.  This increase was primarily attributable to the hiring of consultants to assist the development and support of its business activities.

o
Management fees and salaries increased approximately 162%, or $97,445, for the year ended February 28, 2011, as compared to the comparable prior year period.  This increase was primarily attributable to engaging Grant White as president and CEO and to the engagement of additional directors and support staff.

o
Legal and professional expenses increased approximately 943%, or $237,786, for the year ended February 28, 2011, as compared to the comparable prior year period.  This increase was primarily attributable to expenses related to entering into the exploration phase and the increased legal costs related to our acquisition program.

o	Depreciation expense was $256 for the year ended February 28, 2011, with no comparable expense in the prior year. This expense is attributable to minor office equipment acquisitions.

o
Stock based compensation expense was $302,033 for the year ended February 28, 2011, with no comparable expense in the prior year.  This expense is attributable to the granting of stock options to directors, officers.

•
Other expenses for the year ended February 28, 2011 totalled $16,843 from the amortization of the discount record mineral option payment liabilities, with no comparable other expenses in the prior year.  This increase in other expenses is attributable to the amortization of debt discounts on mineral option payment liabilities by the Company.  Management expects the amount of other expense related to the amortization of the discount record mineral property option liabilities will continue through to the year ended 2014.

Management does not believe the percentage increases in expenses is indicative of future increases.  Until the Company engages in exploration activities for a sufficient time to include comparable prior year periods, management is unable to predict the anticipated increases in expenses.

Liquidity and Capital Resources

Although incorporated in 2005, Focus Gold began its current operations in October 2010, and has not as yet attained a level of operations which allows it to meet its current overhead. We do not contemplate attaining profitable operations until year end 2014, nor is there any assurance that such an operating level can ever be achieved. We will be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, and significant exploration and support costs, so that we can increase our property position in Mexico and other parts of the world and achieve a level of mineral reserves to justify mineral development and later production on our properties or properties in which we have interests. While Focus Gold has funded its initial operations with private placements of equity, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favourable to us. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

As of February 28, 2011, the Company’s cash balance was $329,746. Accounts payable and accrued liabilities as well as short term payments under contracts as of February 28, 2011 totalled $529,551. The Company’s working capital as of February 28, 2010 was $94,055.

During the years ended February 28, 2011 and 2010, our sole means of meeting our cash flow requirements was through the sale of our common stock and loans, advances or donations from directors and officers. In the year ended February 28, 2011 we generated gross proceeds of $1,034,735 from the sale of stock, (2010 - $nil).  In the year ended February 28, 2011 we received $nil (2010 - $52,359) of capital contributions and donated services from directors or officers of the Company.  The net proceeds from these stock offerings and contributions were used to satisfy operations requirements and to conduct exploration activities on the Huicicila claims in Mexico.

Pursuant to our agreements under which we acquired our option in the Watebeag and Russell Creek properties, we are obligated to undertake exploration work on the property in the amount of $2,000,000 before the third anniversary date of the agreement, October 1, 2013.  In addition, under agreements entered into by our subsidiary Fairfields, since our acquisition of Fairfields on December 31, 2010, we have committed to pay all fees and costs to maintain the underlying claims as well as necessary assessment work and the payment of mineral option payments totalling $1,200,000 through February 2014.  We anticipate that similar fees will be payable each year so long as we maintain our interest in the claims and leases and the payment of $400,000 yearly under the option agreement for the purchase of the Huicicila claims in Mexico.

Other Activities:

The Company is actively looking for acquisitions and joint venture opportunities which can build out its portfolio of mining properties.

Contractual Obligations

There are no contractual obligations other than those described in the notes to the audited consolidated financial statements.

Off-balance sheet arrangements

There are no off balance sheet arrangements.

Disclosure of Commission Position on Indemnification for Securities Act Liabilities

Our Articles of Incorporation provide that we must indemnify and hold harmless directors, officers, employees, and agents of the Company, as and to the extent permitted by the Nevada Revised Statutes. One of our officers or directors could take the position that this duty on our behalf to indemnify the director or officer may include the duty to indemnify the officer or director for the violation of securities laws.

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

Item 6A.   QUANTATITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this item.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements are included and may be found at pages F-1 through F-22.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of February 28, 2011, the end of the period covered by this report, an evaluation was performed by our officer, Grant R. White, who serves as our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”). Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure.

Based on this evaluation, Mr. White has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and most functions are performed by an external consultant with no oversight by a professional with accounting expertise. Mr. White does not possess accounting expertise and our Company does not have an audit committee.  This weakness is due to the Company’s lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage an accountant or outside accounting firm to assist with financial reporting as soon as our finances will allow.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company (Mr. White) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that:

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

In connection with the preparation of our annual financial statements, we have assessed the effectiveness of internal control over financial reporting as of February 28, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation as discussed above, Mr. White determined that as of February 28, 2011, the Company has a material weakness in our internal control over financial reporting that relates to the lack of segregation of duties in financial reporting.

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

We are a “smaller” company filer and are required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending on or after July 15, 2007. Although we are working to comply with these requirements, we have no financial personnel other than Mr. Weed, making compliance with Section 404 - especially with segregation of duty control requirements—very difficult and cost ineffective, if not impossible.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended February 28, 2011 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item was not subject to attestation by our registered public accounting firm in this annual report.

ITEM 8B.     OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information provided under this PART III presents the information as it relates to the Directors and Executive Officers as was in effect on February 28, 2011.

The following table identifies our current executive officers and directors, their respective offices and positions, and their respective dates of election or appointment:

Name		Dates of Appointment
Grant R. White	Chief Executive Officer, Chief Financial Officer and Director	August 27, 2010
Richard O. Weed	Secretary and Director	February 19, 2010
Larry Segerstrom	Director	December 31, 2010
Dorian L. Nicol	Director, Director of Exploration	December 31, 2010
Eduardo Zayas	Director, President of Fairfields	December 31, 2010

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

Business Experience

Grant R. White, age 40, Board Member, Chief Executive Officer, Chief Financial Officer, and Treasurer served as the Global Head of Capital Markets - Pope and Company between April 2009 and July 2010 where he established a profitable institutional based capital markets group and lead several financings in the junior mining and oil and gas sectors.  From 2005 to 2008, Mr. White was Managing Director, Head of Investment Banking, for Blackmont Capital in Toronto.  Mr. White earned a Bachelor of Commerce from Queen’s University in 1992.  Mr. White is the beneficial owner of GRW Global Investments which purchased 10,000,000 shares of common stock from the Company in a recent transaction.

The Company entered into an employment agreement with Mr. White as of September 1, 2010.  Under the agreement, Mr. White received $15,000 per month until December 31, 2010.  On February 23, 2011, the Company entered and Executive Employment Agreement with Mr. White to serve as President and Chief Executive Officer of the Company at an annual salary of $252,000.  In addition, the Company granted Mr. White an option to purchase 4,000,000 shares of common stock a $.50 per share expiring February 24, 2016.  Mr. White shall devote so much of his time and attention to his duties as CEO as is reasonably required to meet the objectives specified by the Board of Directors.

Larry Segerstrom, age 57, Board Member. Mr. Segerstrom is currently Chief Operating Officer of Andover Ventures Inc. (TSX.V-AOX). Mr. Segerstrom has 30 years of experience in exploration and 5 years in mine operations. Past management positions include Chief Operating Officer of Paramount Gold and Silver Corp. (NYSE:PZG) from 2006-2010 and Manager of Geology, Grasberg Mining District in Indonesia for Freeport-McMoRan from 1999 to 2003. Previously, Mr. Segerstrom held exploration positions with Newmont, Noranda, Chevron and Phelps Dodge where he explored and developed precious and base metal deposits in diverse geologic settings in the Western U.S., Chile and Mexico. He is a member of the American Institute of Professional Geologists and a Fellow of the Society of Economic Geologists. Mr. Segerstrom holds a B.Sc. in Geology from Colorado State University, a M.Sc. in Geology from the University of Arizona, and a M.B.A. from Thunderbird School of Global Management; he is fluent in Spanish.

Dorian Nicol, age 54, Board Member, Director of Exploration.  Mr. Nicol is currently President and CEO of Tournigan Energy Ltd., a TSXV listed exploration and mining Company. Mr. Nicol has over 30 years of international experience in mineral exploration and mining. His past positions include Executive V.P. - Exploration with Yukon-Nevada Gold, President and CEO of Queenstake Resources, Latin America Manager for Canyon Resources, V.P. Exploration for Castle Exploration with programs in Central America and Africa, and exploration positions with Exxon Minerals and Renisson Gold Fields in Papua New Guinea. Among other achievements, his programs have led to the addition of over 1.5 million ounces of gold at Jerritt Canyon, Nevada, including the discovery of a new mine at Starvation Canyon. He is a member of the American Institute of Professional Geologists and a Fellow of the Society of Economic Geologists. He has a B. Sc. in geology from M.I.T. and a Master's Degree in Geology from Indiana University, and is fluent in five languages.

Eduardo Zayas, age 38, Board Member, President of Fairfields.  Mr. Zayas has over 15 years of experience in the financial services industry in Mexico, in private banking he has successfully managed hundreds of millions of dollars of Mexican clients.  Mr. Zayas has been involved in several mining due diligences for the last two years, and he is currently President and Chairman of the Board of Fairfields Gold S.A. de C.V. a Mexican mining company. Mr. Zayas earned in 1995, with honors, a Bachelor in Business from the Instituto Tecnológico y de Estudios Superiores de Monterrey (ITESM).

Richard O. Weed, age 48, Board Member and Secretary.  On February 19, 2010, Richard O. Weed was appointed President, Principal Executive Officer, Chief Financial Officer, Secretary and sole member of the Board of Directors.  Following the appointment of Grant R. White as President, Chief Executive Officer and Treasurer on August 27, 2010, Mr. Weed remained on the Board of Directors and serves as Secretary.  For the past 10 years, Mr. Weed has been a partner in Weed & Co. LLP, Newport Beach, CA, a law firm that provides advice on capital formation and business strategy, including litigation. He received a B.B.A. degree from the University of Texas at Austin in 1984, a Juris Doctor degree from St. Mary's University School of Law in 1987 and an M.B.A degree from the University of Southern California in 1992. In addition, Mr. Weed was an Adjunct Professor of Law at Western State University College of Law, Irvine, California from 1994-1996 and an Adjunct Professor of Business at DeVry Institute of Technology, Long Beach, California in 1997. He is currently a member of the State Bar of California and State Bar of Texas. Mr. Weed serves as an officer and director of SF Blu Vu, Inc., Focus Gold Corporation, and Endeavor Power Corp. He devotes approximately 10% of his time to our business affairs.

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

Nomination Procedure for Directors

The Company does not have a standing nominating committee; recommendations for candidates to stand for election as directors are made by the board of directors.  The Company has not adopted a policy that permits shareholders to recommend candidates for election as directors or a process for shareholders to send communications to the board of directors.

Audit Committee Financial Expert

The Company has no financial expert.  Management believes the cost related to retaining a financial expert at this time is prohibitive.  The Company’s Board of Directors has determined that it does not presently need an audit committee financial expert on the Board of Directors to carry out the duties of the Audit Committee.  The Company’s Board of Directors has determined that the cost of hiring a financial expert to act as a director of the Company and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee.

Identification of Audit Committee

The Company does not have a separately-designated standing audit committee.  Rather, the Company’s entire board of directors performs the required functions of an audit committee.

The Company does not have a written audit committee charter or similar document.

Code of Ethics

The Company does not have a written Code of Ethics or similar document.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires directors and certain officers of the Company, as well as persons who own more than ten percent (10%) of a registered class of the Company’s equity securities (“Reporting Persons”), to file reports with the SEC. The Company believes that during fiscal year ended February 28, 2011; all Reporting Persons timely complied with all filing requirements applicable to them, except as note below.

Richard O. Weed filed a late Form 4.  Eduardo Zayas, Dorian Nicol, Larry Segerstrom, and Grant R. White are in the process of obtaining EDGAR filing codes and have not made any insider filings on Form 3, 4, or 5.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The table below shows certain compensation information for services rendered in all capacities for the fiscal years ended February 28, 2011, 2010 and 2009. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

	Annual Compensation			Long Term Compensation
Name and Principal Position	Fiscal Year End	Salary ($)	Bonus ($)	All other and annual Compensation and LTIP Payouts ($)	Securities under Options/SARS Granted (#)	Restricted Shares or Restricted Share Units (#)
Grant R. White, CEO and Director	2011	$102,000			$1,132,626
	2010	$0

Richard O. Weed	2011	$18,000			$56,631	0
Secretary and Director *	2010	$0

* Mr. Weed is a partner in the law firm of Weed & Co. LLP.  The Company paid Weed & Co. LLP $120,000 for legal services during the fiscal year ended February 28, 2011.

Employment Agreements with Management

The Company entered into an employment agreement with Mr. White as of September 1, 2010.  Under the agreement, Mr. White received $15,000 per month until December 31, 2010.  On February 23, 2011, the Company entered and Executive Employment Agreement with Mr. White to serve as President and Chief Executive Officer of the Company at an annual salary of $252,000.  In addition, the Company granted Mr. White an option to purchase 4,000,000 shares of common stock a $.50 per share expiring February 24, 2016.  Mr. White shall devote so much of his time and attention to his duties as CEO as is reasonably required to meet the objectives specified by the Board of Directors.

Mr. Weed is paid $1,500 per month for serving as the Company’s corporate secretary.  In addition, the Company entered into an agreement with Weed & Co. LLP, a law firm with whom Mr. Weed is a partner.  Under the terms of this agreement, the Company pays Weed & Co. LLP $10,000 per month for certain specified legal services.  The Company paid Weed & Co. LLP $120,000 for legal services during the fiscal year ended February 28, 2011.

Outstanding Equity Awards

On February 7, 2011, the Board of Directors adopted the 2011 STOCK & STOCK OPTION COMPENSATION PLAN (the “Plan”) for employees, directors and other persons associated with the Company.  The Plan is intended to advance the best interests of the Company by providing those persons who have a substantial responsibility for its management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company.  Further, the availability and offering of stock options and common stock under the Plan supports and increases the Company's ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability of the Company depends.  The Board reserved 10,000,000 shares of common stock for issuance under the Plan.  As of the fiscal year end, February 28, 2011, the Board had granted options to purchase 6,400,000 shares of common stock at $.50 per share to 7 persons.

Directors’ Compensation

The Company does not have a fixed policy concerning the compensation of persons serving as directors.  However, each board member was granted certain stock option in February 2011.

Grant R. White received a five year option to purchase 4 million common shares at $.50 per share as part of his new employment agreement.

Dorian L. (Dusty) Nicol received a five year option to purchase 1 million common shares at $.50 per share as part of his agreement to join the Corporation as Director of Exploration.

Eduardo Zayas received a five year option to purchase 350,000 common shares at $.50 per share.

Larry Segerstrom received a five year option to purchase 200,000 common shares at $.50 per share.

Richard O. Weed received a five year option to purchase 200,000 common shares at $.50 per share.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following alphabetical table sets forth the ownership, as of June 6, 2011, of our Common Stock by each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, each of our directors and executive officers; and all of our directors and executive officers as a group.  The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose. This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth below, applicable percentages are based upon 58,491,598 shares of Common Stock outstanding as of June 6, 2011.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage

Grant R. White, Chief Executive Officer and Director	Common Stock	7,400,000	13%

Larry Segerstrom, Director	Common Stock	450,000	1%

Dorian Nicol, Director	Common Stock	1,250,000	2%

Richard O. Weed, Secretary and Director	Common Stock	450,000	1%

Eduardo Zayas, Director	Common Stock	6,800,000	12%

Santiago Leon Aveleyra	Common Stock	7,100,000	12%

All directors and named executive officers as a group (5 persons)	Common Stock	16,350,000	29%

Grant R. White, Chief Executive Officer and Director, indirectly owns 3,400,000 shares of common stock through his ownership of GRW Global Investments, a company organized in Barbados, and holds an option to purchase 4,000,000 shares of common stock at $.50 per share that expires February 24, 2016

Larry Segerstrom, Director, owns 250,000 shares of common stock and holds an option to purchase 200,000 shares of common stock at $.50 per share that expires February 24, 2016.

Dorian Nicol, Director, owns 250,000 shares of common stock and holds an option to purchase 1,000,000 shares of common stock at $.50 per share that expires February 24, 2016.

Richard O. Weed, Secretary and Director, owns 250,000 shares of common stock and holds an option to purchase 200,000 shares of common stock at $.50 per share that expires February 24, 2016.

Eduardo Zayas, Director, owns 6,450,000 shares of common stock and holds an option to purchase 350,000 shares of common stock at $.50 per share that expires February 24, 2016.

Santiago Leon Aveleyra owns 6,750,000 shares of common stock and holds an option to purchase 350,000 shares of common stock at $.50 per share that expires February 24, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the period beginning December 21, 2005 (inception of the Company) through February 28, 2010, the Company received operating funds in the aggregate principal amount of $201,400 from the sale of shares of its Common Stock.

Mr. Weed, a director, is paid $1,500 per month for serving as the Company’s corporate secretary.  In addition, the Company entered into an agreement with Weed & Co. LLP, a law firm with whom Mr. Weed is a partner.  Under the terms of this agreement, the Company pays Weed & Co. LLP $10,000 per month for certain specified legal services.  The Company paid Weed & Co. LLP $120,000 for legal services during the fiscal year ended February 28, 2011.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

On October 7, 2010, our Board of Directors approved the engagement of Rosenberg Rich Baker Berman & Company (“RRBB”) to serve as our principal independent public accountant to audit our financial statements for the fiscal year ended February 28, 2011.  RRRB served as our principal independent public accountant to audit our financial statements for the fiscal year ended February 28, 2010.

Audit fees billed by our principal independent public accountants for services rendered for the audit of our annual financial statements and review of our quarterly financial statements included in Form 10-Q for the last two fiscal years are presented below.  Audit-related fees, tax fees, and other fees for services billed by our principal independent public accountant during each of the last two fiscal years are also presented in the following table:

	Years Ended February 28,
	2011	2010

Audit Fees	$20,000	$8,500
Audit-related fees (a)	$-	$-
Tax fees (b)	$-	$-
Registration Statement Fees	$-	$-
All other fees	$-	$-

(a)	Audit-related fees primarily include research services to validate certain accounting policies.

(b)	Tax fees include costs for the preparation of our corporate income tax return.

Our Board of Directors established a policy whereby the outside auditors are required to seek pre-approval on an annual basis of all audit, audit-related, tax and other services by providing a prior description of the services to be performed. For the year ended February 28, 2011, 100% of all audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by RRBB was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

PART IV

ITEM 15.	EXHIBITS

Exhibit No.	Date	Description
3.1	December 23, 2005	Articles of Incorporation (1)
3.2	April 22, 2009	Articles of Amendment to the Articles of Incorporation to change name to Gold Bag, Inc.*
3.3	n/a	Bylaws (1)
3.4	October 22, 2009	Certificate of Amendment to Articles of Incorporation – change in capital structure*
3.5	May 19, 2011	Certificate of Amendment to Articles of Incorporation – name change to Focus Gold Corporation*
4.1	n/a	Specimen Stock Certificate for Common Stock (1)
10.1	October 1, 2010	Option Agreement with Victoria Gold Corp. –Watabeag & Russell Creek Properties (2)
10.2	November 10, 2010	Share Purchase Agreement dated November 10, 2010 – Fairfields Gold S.A. de C.V. (3)
10.3	December 13, 2010	Amending Agreement between Focus Gold Mexico Corporation, Gold Bag, Inc. and Fairfields Gold S.A. de C.V. (4)
10.4	February 1, 2011	Fee Agreement with Weed & Co. LLP*
10.5	February 23, 2011	Employment Agreement with Grant R. White
10.6	February 28, 2011	Agreement with Dorian L. Nicol, Director of Exploration
10.7	February 7, 2011	2011 Stock and Stock Option Compensation Plan
21.1	June 13, 2011	List of Subsidiaries*
31.1	June 13, 2011	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a)*
32.1	June 13, 2011	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sect 1350*

(1)	Filed as an exhibit to the registration statement on Form SB-2 filed with the SEC on June 2, 2006.
(2)	Filed as exhibit 10.1 to the Form 8-K dated October 1, 2010 (SEC Accession Number 0001019687-10-003802)
(3)	Filed as exhibit 10.1 to the Form 8-K dated November 10, 2010 (SEC Accession Number 0001019687-10-004170
(4)	Filed as exhibit 10.6 to the Form 10-Q for period ended November 30, 2010 (SEC Accession Number 0001019687-11-000212

*	Filed herewith.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Focus Gold Corporation (formerly Gold Bag, Inc.)

We have audited the accompanying consolidated balance sheets of Focus Gold Corporation (An Exploration Stage Company) as of February 28, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended February 28, 2011 and 2010 and for the period October 1, 2010 (entry into exploration stage) to February 28, 2011.  Focus Gold Corporation’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Focus Gold Corporation as of February 28, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, and for the period October 1, 2010 (entry into exploration stage) to February 28, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has not generated revenues from its planned principal business operations.  This raises substantial doubt about the Company’s ability to meet its obligations and to continue as a going concern.  Management’s plans in regard to this matter are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey
June 13, 2011

FOCUS GOLD CORPORATION (formerly Gold Bag, Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets

	February 28, 2011	February 28, 2010
ASSETS
Current Assets
Cash and cash equivalents	$329,746	$5,619
Taxes recoverable	61,573	-
Prepaid expenses	232,287	-

Total Current Assets	623,606	5,619

Equipment (Note 4)	4,114	-
Mineral property rights (Note 5)	6,136,002	-

Total Assets	$6,763,722	$5,619

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable and accrued expenses	$107,578	$8,596
Accounts Payable and accrued expenses - related	50,714	-
Mineral option payment liability (Note 7(c))	371,259	-
Total Current Liabilities	529,551	8,596

Long-Term Debt
Mineral option payment liability (Note 7(c))	635,608	-

Total Liabilities	1,165,159	8,596

Contingencies and Commitments (Note 7)
Stockholders' Equity (Deficit)
Preferred stock, $0.00001 par value, 100,000,000 shares authorized and none issued and outstanding as of February 28, 2011 and 2010	-	-
Common stock, $0.00001 par value, authorized 250,000,000 shares, 57,945,848 shares issued and outstanding as of February 28, 2011, 61,340,010 shares issued and outstanding as of February 28, 2010	579	613
Additional paid-in capital	6,991,948	268,346
Accumulated other comprehensive income	396	-
Accumulated deficit prior to exploration stage	(414,284)	(271,936)
Accumulated deficit during exploration stage	(980,076)	-

Total Stockholders' Equity (Deficit)	5,598,563	(2,977)

Total Liabilities and Stockholders' Equity (Deficit)	$6,763,722	$5,619

Approved on Behalf of the Board:

The accompanying notes are an integral part of these consolidated financial statements

FOCUS GOLD CORPORATION (formerly Gold Bag, Inc.)
 (An Exploration Stage Company)
Consolidated Statements of Operations

	For the Year Ended February 28,		For the period October 1, 2010 (Entry into Exploration Stage) to February 28,
	2011	2010	2011

Revenues	$-	$-	$-

Operating Expenses
Exploration expense	139,667	-	139,667
General & administrative	965,914	129,301	823,566

Total Operating Expenses	1,105,581	129,301	963,233
Other (Expenses)
Amortization of debt discount	(16,843)	-	(16,843)
Total Other (Expenses)	(16,843)	-	(16,843)

Net Loss	$(1,122,424)	$(129,301)	$(980,076)

Basic and Diluted Net Loss Per Share	$(0.02)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	56,855,691	67,006,668

The accompanying notes are an integral part of these consolidated financial statements

FOCUS GOLD CORPORATION (formerly Gold Bag, Inc.)
(An Exploration Stage Company)
Consolidated  Statements of Cash flows

	For the Year Ended February 28,		Period from October 1, 2010 (Entry into Exploration Stage) to February 28,
	2011	2010	2011
Cash Flows from Operating Activities
Net Loss	$(1,122,424)	$(129,301)	$(980,076)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	256	-	256
Amortization of debt discount	16,843	-	16,843
Stock based compensation	302,033	-	302,033
Donated services	-	2,359	-
Common stock issued for services	127,600	-	127,600

Change in operating assets and liabilities:
(Increase) in taxes recoverable	(28,155)	-	(28,155)
(Increase) in prepaids	(23,087)	-	(23,187)
Increase (decrease) in accounts payable and accreud expenses	98,965	(31,770)	101,428
Increase in accounts payable and accrued expenses - related	50,714	-	50,714

Net Cash used in Operating Activities	(577,255)	(158,712)	(571,644)

Cash Flows from Investing Activities
Pre-acquiition loans to subsidiary	(200,000)	-	(200,000)
Purchase of equipment	(3,797)	-	(3,797)
Cash acquired in acquisition	70,048	-	70,048
Net Cash used in Investing Activities	(133,749)	-	(133,749)

Cash Flows from Financing Activities
Proceeds from the sale of common stock	1,034,735	-	1,034,735
Capital contributed by officer	-	50,000	-
Borrowing from officer or affiliate	-	10,000	-
Repayment of loan from officer	-	(10,000)	-
Net Cash provided by Financing Activities	1,034,735	50,000	1,034,735

Net Increase (Decrease) in Cash	$323,731	$(108,712)	$329,342

Foreign currency translation adjustment	396	-	396

Cash and cash equivalents at beginning of period	$5,619	$114,331	$6

Cash and cash equivalents at end of period	$329,746	$5,619	$329,746

Cash paid for
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

FOCUS GOLD CORPORATION (formerly Gold Bag, Inc.)
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit Prior to Exploration Stage	Accumulated Deficit During Exploration Stage	Total
Balances at February 28, 2009	-	$-	69,640,000	$696	$215,708	$-	$(140,635)	$-	$73,965

Common stock cancelled without consideration	-	-	(8,299,990)	(83)	83	-	-	-	-

Donated Capital from director	-	-	-	-	50,000	-	-	-	50,000

Donated services and rent	-	-	-	-	2,359	-	-	-	2,359

Net loss for the year ended February 28, 2010	-	-	-	-	-	-	(129,301)	-	(129,301)

Balances at February 28, 2010	-	-	61,340,010	$613	$268,346	$-	$(271,936)	$-	$(2,977)

Common stock issued for professional services at $0.30 per share	-	-	100,000	1	29,999	-	-	-	30,000

Common stock issued for professional services at $0.22 per share	-	-	150,000	2	32,998	-	-	-	33,000

Common stock cancelled without consideration	-	-	(26,000,000)	(260)	260	-	-	-	-

Common stock issued for mineral property option at $0.20 per share	-	-	250,000	2	49,998	-	-	-	50,000

Common stock issued for cash in private placements at $0.20 per share	-	-	4,700,000	47	939,953	-	-	-	940,000

Common stock issued for consulting services at $0.20 per share	-	-	969,000	10	193,790	-	-	-	193,800

Common stock issued for acquisition of subsidiary at $0.31 per share	-	-	16,000,000	160	4,999,840	-	-	-	5,000,000

Common stock issued for consulting services at $0.40 per share	-	-	200,000	2	79,998	-	-	-	80,000

Common stock issued for cash in private placements with warrants at $0.40 per unit	-	-	236,838	2	94,733	-	-	-	94,735

Stock option expense	-	-	-	-	302,033	-	-	-	302,033

Comprehensive income	-	-	-	-	-	396	-	-	396

Net loss for the year ended February 28, 2011	-	-	-	-	-	-	(142,348)	(980,076)	(1,122,424)

Balances at February 28, 2011	-	$-	57,945,848	$579	$6,991,948	$396	$(414,284)	$(980,076)	$5,598,563

The accompanying notes are an integral part of these consolidated financial statements

FOCUS GOLD CORPORATION (formerly Gold Bag, Inc.)
(An exploration stage company)
Notes to Consolidated Financial Statements
For the years ended February 28, 2011 and 2010

1.	Description of the Business

Focus Gold Corporation (the "Company") was incorporated on December 23, 2005 under the laws of the state of Nevada under the name Real Estate Referral Center Inc.  On April 21, 2009, the Company changed its name to Gold Bag, Inc. and effective June 6, 2011 to Focus Gold Corporation.  Since inception through April 2009, the Company’s principal business was the matching of real estate customers with realtors in Canada through its website and word-of mouth contacts.  In April 2009, the Company relocated to the United States of America and changed its business plan to purchase gold coins, broken jewellery or other items containing precious metals.  On May 22, 2009 the Company effected a forward stock split on a 10:1 basis of its stock.  In October 2010 the Company entered into an option agreement with Victoria Gold Inc. for the right to explore and purchase mineral claims located in Ontario Canada and since that time the Company’s principal business has been the acquisition and exploration of mineral resources.  On December 31, 2010, the Company acquired 100% ownership of Fairfields Gold S.A. de CV, a Mexican corporation involved in the exploration and expansion of its mineral properties.  The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

2.	Significant accounting policies

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

(a)	Basis of presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These consolidated financial statements represent the consolidation of the Company with its Mexican subsidiary Fairfields Gold S.A. de CV (“Fairfields”) at February 28, 2011 and for the period since December 31, 2010.  All significant intercompany transactions have been eliminated.

The Company is considered an exploration stage company and its financial statements are presented in a manner similar to a development stage company as defined in ASC 915” Development stage entities”, and interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7.  Pursuant to the rules and regulations of the Securities and Exchange Commission, a mining company in the exploration stage should not refer to itself as a development stage company in its financial statements. The Company is required to provide additional disclosures from its date of inception, or the date the Company was reactivated to undertake exploration stage activities; therefore, the statement of operations, stockholders’ equity and comprehensive loss and cash flows include cumulative amounts from October 1, 2010 to February 28, 2011.

The Company is in the process of exploring and developing its mineral properties and has not yet determined whether the properties contain ore reserves that are economically recoverable.  The recoverability of the amounts shown for mineral properties and related deferred exploration costs are dependent upon the existence of economically recoverable reserves, the ability of the Company to obtain necessary financing to complete the development of those reserves and upon future profitable production.

FOCUS GOLD CORPORATION (formerly Gold Bag, Inc.)
(An exploration stage company)
Notes to Consolidated Financial Statements
For the years ended February 28, 2011 and 2010

2.	Significant accounting policies (continued)

(b)	Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. To limit its credit risk exposure for amounts in excess of federally insured limits, the Company places its deposits with financial institutions of high credit standing.

(c)	Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at February 28, 2011.  All these items were determined to be Level 1 fair value measurements.  The recorded value of long-term debt approximates its fair value as the terms and rates approximate market rates.

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  FASB ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1.  Observable inputs such as quoted prices in active markets;
Level 2.  Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3.  Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

(d)	Equipment

Equipment is recorded at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over three to five years, which represents the estimated useful lives of the assets.

(e)	Mineral Properties, Leases and Exploration and Development Costs

The Company accounts for mineral properties in accordance with ASC 930: Extractive Activities-Mining.  Costs of acquiring mineral properties and leases are capitalized by project area upon purchase of the associated claims (see Note 5).  Mineral properties are periodically assessed for impairment of value and any diminution in value.

The Company accounts for mineral exploration and development costs in accordance with ASC 932: Extractive Activities.  All exploration expenditures are expensed as incurred, previously capitalized costs are expensed in the period the property is abandoned.  Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on units of production basis over proven and probable reserves.

Any option payments received by the Company from third parties or tax credits refunded to the Company are credited to the capitalized cost of the mineral property or to exploration costs as applicable. If payments received exceed the capitalized cost of the mineral property or the exploration costs incurred, the excess is recognized as income in the year received.

The amounts shown for mineral properties do not necessarily represent present or future values.  Their recoverability is dependent upon the discovery of economically recoverable reserves, the ability of the Company to obtain the necessary financing to complete the development, and future profitable production or proceeds from the disposition thereof.

FOCUS GOLD CORPORATION (formerly Gold Bag, Inc.)
(An exploration stage company)
Notes to Consolidated Financial Statements
For the years ended February 28, 2011 and 2010

2.	Significant accounting policies (continued)

(f)	Impairment of long-lived assets

The Company reviews and evaluates its long-lived assets for impairment at each balance sheet date and documents such impairment testing.  The tests include an evaluation of the assets and events or changes in circumstances that would indicate that the related carrying amounts may not be recoverable.  Mineral properties in the exploration stage are monitored for impairment based on factors such as the Company's continued right to explore the area, exploration reports, assays, technical reports, drill results and the Company's continued plans to fund exploration programs on the property, whether sufficient work has been performed to indicate that the carrying amount of the mineral property cost carried forward as an asset will not be fully recovered, even though a viable mine has been discovered.

The tests for long-lived assets in the exploration, development or producing stage that would have a value beyond proven and probable reserves would be monitored for impairment based on factors such as current market value of the mineral property and results of exploration, future asset utilization, business climate, mineral prices and future undiscounted cash flows expected to result from the use of the related assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset, including evaluating its reserves beyond proven and probable amounts.

The Company's policy is to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable either by impairment or by abandonment of the property. The impairment loss is calculated as the amount by which the carrying amount of the assets exceeds its fair value. While the Company incurred losses from operations, these losses have not been in excess of planned expenditures on the specific mineral properties in order to ultimately realize their value.

(g)	Stock-based compensation

The Company accounts for stock based compensation to employees as required by ASC 718: Compensation-Stock Compensation and stock based compensation to nonemployees as required by ASC 505-50: Equity-Based Payments to Non-Employees.  Stock awards have been valued at fair value using recent share issuance prices for cash, in arms-length transactions .  Options and warrants are valued using the Black-Scholes pricing model (See Note 6). The offset to the recorded stock based compensation cost is to additional paid-in capital. Consideration received on the exercise of stock options is recorded as share capital and additional paid-in capital and the related additional paid-in capital is transferred to share capital.

(h)	Comprehensive Income

ASC 220: Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  As at February 28, 2011 and 2010, the Company’s only component of comprehensive income was foreign currency translation adjustments.

(i)	Income taxes

Income taxes are provided based upon the liability method of accounting pursuant to ASC 740-10-25: Income Taxes – Recognition.  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by ASC 740-10-25-5 to allow recognition of such an asset.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

FOCUS GOLD CORPORATION (formerly Gold Bag, Inc.)
(An exploration stage company)
Notes to Consolidated Financial Statements
For the years ended February 28, 2011 and 2010

2.	Significant accounting policies (continued)

The Company follows the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. The Company recognized no increase in the liability for unrecognized tax benefits. The Company has no tax position at February 28, 2011 or 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at February 28, 2011 or 2010. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its exploration stage activities.

(j)	Net loss per share

The Company computes earnings (loss) per share in accordance with ASC Topic 260 Earnings Per Share. ASC Topic 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  At February 28, 2011, the total number of potentially dilutive shares of common stock excluded from basic net loss per share as anti-dilutive was 2,500,000 from options and 118,419 from warrants (February 28, 2010 –nil).

(k)	Foreign currency translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC Topic 830: Foreign Currency Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

The functional currency of the Company’s subsidiary Fairfields, is the Mexican Peso. The financial statements of the foreign subsidiaries are translated to United States dollars in accordance with ASC Topic 830 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in current operations.

(l)	Share capital

The Company records proceeds from share issuances, net of issue costs. Shares issued for consideration other than cash are valued in accordance with ASC 845: nonmonetary transactions, at the fair value of the nonmonetary assets acquired or the fair value of the nonmonetary asset given up.

(m)	Warrants

The Company accounts for warrants issued in conjunction with stock issuances under private placement using the fair value method.  Under this method, the value of warrants issued is measured at fair value at the grant date using the Black-Scholes valuation model and recorded as share capital and additional paid-in capital if and when the warrants are granted.

FOCUS GOLD CORPORATION (formerly Gold Bag, Inc.)
(An exploration stage company)
Notes to Consolidated Financial Statements
For the years ended February 28, 2011 and 2010

2.	Significant accounting policies (continued)

(n)	Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant areas requiring the use of management estimates include the determination of impairment of mineral properties and equipment, useful lives for amortization, valuation allowances for future income tax assets, fair value of non-cash stock-based compensation and reclamation and environmental obligations. Actual results, as determined by future events, may differ from these estimates.

(o)	Recently accounting pronouncements

In December 2010, the FASB issued Accounting Standard Update No. 2010-28 (ASU No. 2010-28) “Intangibles – Goodwill and Other (Topic 350).”  ASU No. 2010-28 addresses questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the goodwill impairment test, as stated in Topic 350, is passed in those circumstances because the fair value of their reporting unit will generally be greater than zero.  The amendments in this update do not provide guidance on how to determine the carrying amount or measure the fair value of the reporting unit.  The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For public entities, the amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  Early adoption is permitted.  For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Nonpublic entities may early adopt the amendments using effective date for public entities.  The Company is evaluating the impact ASU No. 2010-28 will have on the consolidated financial statements.

In December 2010, the FASB issued Accounting Standard Update No. 2010-29 (ASU No. 2010-29) “Business Combinations (Topic 805).”  ASU No. 2010-29 addresses the diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations.  The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The Company has early adopted ASU No. 2010-29 which did not have a material effect on the consolidated financial statements.

In January 2011, the FASB issued Accounting Standard Update No. 2011-01 (ASU No. 2011-01) “Receivable (Topic 310).” The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

In February 2011, the FASB issued Accounting Standard Update No. 2011-02 (ASU No.  2011-02) “Receivables (Topic 310).” A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

FOCUS GOLD CORPORATION (formerly Gold Bag, Inc.)
(An exploration stage company)
Notes to Consolidated Financial Statements
For the years ended February 28, 2011 and 2010

2.	Significant accounting policies (continued)

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (ASU No. 2011-04) “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure

Requirements in U.S. GAAP and IFRSs.  As a result of the new guidance, U.S. GAAP and the IFRSs have the same definition and meaning of fair value and the same substantive disclosure requirements about fair value measurements (with minor differences in wording and style). ASU No. 2011-04 amends Topic 820 in two ways.  Specifically, some of the amendments clarify how to apply the existing fair value measurement and disclosure requirements, while some of the amendments change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements.  ASU No. 2011-04 and IFRS 13 do not extend the use of fair value accounting, but rather provide guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or the IFRS.  ASU No. 2011-04 supersedes much of the guidance in ASC Topic 820, but also clarifies existing guidance and changes certain wording in order to align ASC Topic 820 with IFRS 13.  IFRS 13 provides, for the first time, a precise definition of fair value and a single source of fair value measurement requirements, disclosure requirements, and related guidance for use across the IFRSs.  The Company’s adoption of this policy will not have a material effect on the Company’s consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

(p)	Comparative figures

Certain of the comparative figures have been reclassified to conform to the presentation in the current year.

(q)	Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company incurred a net loss of $1,122,424 during the year ended February 28, 2011, and an accumulated deficit of $1,394,360 since inception. The Company changed its principal business to the development and exploitation of mineral properties in October 2010, but has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources.  Management’s plans to continue as a going concern include raising additional capital through sales of common stock and or a debt financing.  However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  If the going concern assumption were not appropriate for these consolidated financial statements, then adjustments would be necessary to the carrying values of the assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.

FOCUS GOLD CORPORATION (formerly Gold Bag, Inc.)
(An exploration stage company)
Notes to Consolidated Financial Statements
For the years ended February 28, 2011 and 2010

3.	Acquisition of Fairfields

On November 10, 2010, the Company entered into a definitive agreement (the “Fairfields Acquisition Agreement”) to acquire all of the issued and outstanding common shares of Fairfields Gold S.A. de CV (“Fairfields”).  Fairfields owns an option to acquire 100% of the Huicicila gold project in Nayarit Mexico.  In consideration, based on arms-length negotiations, the Company issued 16,000,000 shares of its common stock to stockholders of Fairfields for the $5,000,000 of consideration payable to Fairfields’ selling stockholders. This acquisition expands the Company’s geographical scope as well as its mineral property acreage.

In addition to the acquisition price consideration the Fairfields Acquisition Agreement includes the following additional terms (1) a contingent payment to the selling stockholders of Fairfields of up to $5,000,000 payable in the Company’s common shares based on the 20 day average price of the Company’s common stock prior to the required payment date.  The amount of contingent payment is based on Fairfields having indicated reserves of between 475,000 and 1,300,000 ounces of gold on the Resource Estimate Dates of 18, 24, 36 and 48 months after December 31, 2010; and (2) an option to acquire up to 25% of Focus Gold Mexico Corporation, a wholly owned subsidiary of the Company, created to acquire Fairfields.  The option price payable upon the exercise of the option shall be 25% of the sum of (i) $5,000,000, (ii) the dollar value of all payments made in respect of the deferred payments outlined above as at the date of exercise of the option, and (iii) the dollar value of any shareholders’ equity contributed into Fairfields after December 31, 2010 until the date of exercise of the option.

Fair Value Determination and Allocation of Consideration Transferred

In accordance with ASC 805: Business Combinations, the Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their fair values at the acquisition date of December 31, 2010. The excess purchase price over those fair values is recorded as mineral property rights. At February 28, 2011, the Company has not yet determined whether there are any proven reserves on the property. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, are based on an independent third party valuation analysis using estimates and assumptions provided by management, and other information complied by management.  In making these assessments, the Company has recognized as a liability the amount of $1,200,000 due to the optionee of Fairfields’ mineral properties as its payment is likely to be made in management’s assessment.  The amount of this liability has been recorded at the discounted basis of $990,024 using a discount rate of 11% (being managements assessment of the interest rate then applicable to borrowings by the company of three year debt) over the period of such option payments.  In recording contingent liabilities attending the acquisition of Fairfields, the Company did not include the payment of the contingent payments to Fairfields selling shareholders as noted below due to its assessment of the likeliness of such payment not being payable over the term such contingent payment may be required to be paid.

The following is a summary of the estimates of the fair value of the acquired assets less assumed liabilities at the acquisition date:

Net assets acquired and liabilities assumed:

Cash	$70,048
Taxes recoverable	33,418
Equipment	573
Mineral property rights	6,086,002
Accounts payable and accrued liabilities	(17)
Mineral option payment liability	(990,024)

Paid by issuance of 16,000,000 shares of common stock and $200,000 cash loans pre acquisition	$5,200,000

FOCUS GOLD CORPORATION (formerly Gold Bag, Inc.)
(An exploration stage company)
Notes to Consolidated Financial Statements
For the years ended February 28, 2011 and 2010

3.	Acquisition of Fairfields (continued)

Fairfields Results of Operations

The following table presents the amount of revenues, loss from operations and net loss of Fairfields included in the Company’s consolidated statements of operations from the date of the acquisition December 31, 2010 through the year ended February 28, 2011:

Revenues	$-
Net loss from operations	(183,106)
Net loss	$(183,106)

Pro Forma Results

The following table presents the estimated unaudited pro forma consolidated results as if the business combination occurred as of March 1, 2010 and 2009, respectively. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place as of March 1, 2010 and May__, 2009 (date of incorporation of Fairfields), respectively:

	Year Ended February 28, 2011	Year Ended February 28, 2010
Revenues	$-	$-
(Loss) from operations	(1,347,519)	(135,958)
Net loss	$(1,347,519)	$(135,958)

4.	Equipment

	February 28, 2011			February 28, 2010
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value

Computer and office equipment	$4,370	$256	$4,114	$-	$-	$-

	$4,370	$256	$4,114	$-	$-	$-

FOCUS GOLD CORPORATION (formerly Gold Bag, Inc.)
(An exploration stage company)
Notes to Consolidated Financial Statements
For the years ended February 28, 2011 and 2010

5.	Mineral property rights

The continuity of expenditures on mineral property acquisitions is as follows:

Mineral property	February 28, 2010	Additions	Disposals		February 28, 2011
Watabeag, Russell Creek, Ontario, Canada	$-	$50,000	$		$50,000
Huicicila - Mexico	-	6,086,001		-	6,086,001
San Nicholas & Santa Fe - Mexico	-	-		-	-
	$-	$6,136,001	$		$6,136,001

There are no proven reserves on any of the claims or leases which the Company has under option or has an ownership interest in.  The Company has interests in the following properties:

(a)	Huicicila Claims - Mexico

On November 10, 2010, Gold Bag, Inc. signed a definitive agreement to acquire Fairfields Gold S.A. de CV.  Fairfields owns an option to acquire 100% of the Huicicila gold claims in Nayarit Mexico (see Note 7(b)).  The Huicicila claims contain a high grade gold-silver mesothermal vein.   The property is located 25 kilometers southeast of Tepic and 10 kilometers northwest of Compostela in the State of Nayarit.  The Project is covered by five mining claims with a surface of 1012 hectares.

Since the acquisition at December 31, 2010, the Company through its subsidiary Fairfields has conducted an exploration program to determine the extent of prior workings and mineralization on the property.

(b)	Watabeag & Russell Creek Claims – Ontario, Canada

On October 1, 2010 the Company and Victoria Gold Corp. entered into an option agreement (see Note 7(a)) covering 16 gold mining claims in the Province of Ontario.  Under the option agreement, the Company has the right to acquire Victoria Gold Corp.’s ownership interest in eight (8) mining claims located in Currie Township, Timmins Mining District, Ontario known as the Watabeag property and eight (8) mining claims located in Bowman Township, Timmins Mining District, Ontario known as the Russell Creek property.

The Watabeag  property is a total of 131 hectares and is located approximately 60km east of Timmins, Ontario.  Exploration on the property began in 1973 with additional drilling in the 80’s.  Four overburden holes were drilled in 1980 to follow up anomalous gold values. An additional 11 overburden holes were completed in 1981 to define two anomalies with well defined head and tail features. The initial drill hole intersected mixed dacite and feldspar with a brecciated and altered zone assaying 8.9g/t Au across a 0.9m interval.

The Russell Creek property is a total of 128 hectares and is located approximately 70 kilometers east of Timmins.  Minor exploration for gold commenced in 1980 when Asarco (Cook Joint Venture) completed ground magnetic and EM surveys in the area of two weak airborne EM conductors. The surveys defined a north west trending fault structure along Russell Creek.

At February 28, 2011, the Company had not commenced exploration activities on these properties.

FOCUS GOLD CORPORATION (formerly Gold Bag, Inc.)
(An exploration stage company)
Notes to Consolidated Financial Statements
For the years ended February 28, 2011 and 2010

5.	Mineral property rights (continued)

(c)	San Nicholas & Santa Fe - Mexico

On February 11, 2011, the Company, through its wholly-owned subsidiary Fairfields entered into an agreement, with the owner of the Santa Fe and San Nicholas mineral claims to acquire an 80% interest in such claims for no cost.  The Santa Fe property strategically extends the Company's historic Miravalles Vein.  The San Nicolas property includes the caldera border that lies adjacent to the Huicicila property. The properties have a collective surface area of 220 hectares and are being evaluated with the work programs undertaken for the Huicicila Claims.

6.	Share capital

(a)	Authorized capital

The Company is authorized to issue:

100,000,000 Preferred shares of stock, $0.00001 par value,
250,000,000 Common shares of stock $0.00001 par value

(b)	Share issuances, returns and cancellations
(i)	On July 31, 2006, the Company issued, pursuant to an SB-2 Registration Statement, 19,640,000 forward split-adjusted shares of common stock at a price of $0.01 per share for cash proceeds of $196,400.

(ii)	On December 27, 2005, the Company issued 50,000,000 forward split-adjusted shares of common stock to the President of the Company at a price of $0.0001 per share for cash proceeds of $5,000.

(iii)
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

(iv)
On October 21, 2009, pursuant to a vote by the Company’s majority shareholder, the Company filed Articles of Amendment to its Articles of Incorporation to increase the Company’s authorized shares of Common Stock from 200,000,000 shares to 350,000,000 shares, par value $0.00001

(v)	In October of 2009, a shareholder returned 5,000,000 shares of common stock for cancellation. The Company did not provide this shareholder with any consideration for this cancellation.

(vi)	In January 2010, a shareholder returned 3,299,990 shares of common stock for cancellation. The Company did not provide this shareholder with any consideration for this cancellation.

(vii)	In March 2010, the Company issued 100,000 shares of common stock pursuant to a contract for services with a director of the Company at a price of $0.30 per share.

(viii)
On July 21, 2010, the Company issued 150,000 shares of common stock at a price of $0.22 per share in settlement of $33,000 in fees arising pursuant to a contract for services with a director of the Company.

(ix)	On October 1, 2010, the Company issued 250,000 shares of common stock at a value of $50,000 pursuant to a lease assignment of mining claims for the Watabeag and Russell Creek properties.

FOCUS GOLD CORPORATION (formerly Gold Bag, Inc.)
(An exploration stage company)
Notes to Consolidated Financial Statements
For the years ended February 28, 2011 and 2010

6.	Share capital (continued)

(x)	On October 26, 2010, the Company received 26 million shares for cancellation. The Company did not provide this shareholder with any consideration for this cancellation.

(xi)
On November 4, and 15, 2010, the Company entered into thirteen separate agreements for consulting services.  Pursuant to these agreements, the Company agreed to issue to the consultants 969,000 shares of the Company’s common stock as a payment for services under the agreement.  The agreements have a term of 12 months.  The Company recorded the stock payment of $193,800 as a period expense of $57,933 and prepaid expenses at February 28, 2011 of $135,867 which reflected the number of shares issued multiplied by the fair market value of services renderable under the agreement, prorated for such sevices renderable after February 28, 2011.

(xii)	In November and December, 2010, the Company issued 4,700,000 shares of common stock in a private placement at $0.20 per share for proceeds of $940,000.

(xiii)
On December 31, 2010 and February 17, 2010, the Company issued an aggregate 16,000,000 common shares at a fair value of $5,000,000 pursuant to a stock acquisition agreement of the Company to acquire 100% of the common shares of Fairfields Gold, S.A. de CV.

(xiv)
In February, 2011 the Company issued 200,000 shares of common stock pursuant to a consulting agreement.  The agreement had a term of 12 months.  The Company recorded the stock payment of $193,800 as a period expense of $6,667 and prepaid expenses at February 28, 2011 of $73,333 which reflected the number of shares issued multiplied by the fair market value of services renderable under the agreement, prorated for such sevices renderable after February 28, 2011.

(xv)
In  February 2011, the Company issued 236,838 units at $0.40 per unit for proceeds of $94,735 by way of a private placement. Each unit consisted of one common share and one-half non-transferable share purchase warrant that entitled the holder to purchase one additional common share at $0.50 per share until April 24, 2012. The proceeds of the financing of $94,735 was allocated on a relative fair value basis as $66,515  to common shares and $28,220 as to warrants.   The fair value of each warrant issued was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 1.18 years; volatility of 116%; no dividend yield; and a risk free interest rate of 1.70%. No warrants were exercised in fiscal year 2011.

(c)	Stock options

The Company has an incentive share option plan (the "Plan") that it adopted February 7, 2011, that allows it to grant incentive stock options to its officers, directors, employees and other persons associated with the Company.  The Plan is intended to advance the best interests of the Company by providing those persons who have a substantial responsibility for its management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company.  Further, the availability and offering of stock options and common stock under the Plan supports and increases the Company's ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability of the Company depends.  The Board reserved 10,000,000 shares of common stock for issuance under the Plan.  As of the fiscal year end, February 28, 2011, the Board had granted options to purchase 6,400,000 shares of common stock at $.50 per share to 7 persons.

FOCUS GOLD CORPORATION (formerly Gold Bag, Inc.)
(An exploration stage company)
Notes to Consolidated Financial Statements
For the years ended February 28, 2011 and 2010

6.	Share capital (continued)

Expiry date	Exercise price per share	Balance February 28, 2010	Granted	Forfeited	Expired/ Cancelled	Balance February 28, 2011

February 24, 2016	$0.50	-	6,400,000	-	-	6,400,000

		-	6,400,000	-	-	6,460,000

Weighted average exercise price		$-	$0.50	$-	$-	$0.50

At February 28, 2011, only 2,500,000 of the 6,400,000 stock options granted were exercisable.  The intrinsic value of the vested stock options was $687,192.  The intrinsic value of vested stock options outstanding at February 28, 2011 is calculated on the difference between the exercise prices of the underlying options and the fair market value of the Company’s  common stock as determined by reference to private placement of the Company’s shares of common stock at the reporting date of February 25, 2011 being $0.40.

As the Company does not have historical experience to estimate the expected life of options, the Company used the project development life of its Huicicila concession as its estimate. The $0.28 fair value of each stock option grant in the year ended February 28, 2011 was calculated using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of 2.5 years; volatility of 141%; no dividend yield; and a risk free interest rate of 0.95%.  The Company recorded stock-based compensation expense of $303,033 in the year ended February 28, 2011 for options based on a twelve month service period from January 1, 2011.  The Company has $1,510,167 in remaining stock based compensation that will be amortized monthly over the remaining ten months during the year ended February 2012.

(d)  Share purchase warrants

The continuity of share purchase warrants is as follows:

Expiry date	Exercise price per share	Balance February 28, 2010	Issued	Exercised	Expired	Balance February 28, 2011

April 24, 2012	$0.50	-	118,419	-	-	118,419

		-	118,419	-	-	118,419

Weighted average exercise price		$-	$0.50	$-	$-	$0.50

FOCUS GOLD CORPORATION (formerly Gold Bag, Inc.)
(An exploration stage company)
Notes to Consolidated Financial Statements
For the years ended February 28, 2011 and 2010

6.	Share capital (continued)

In February, 2011 the Company issued 118,419 warrants as part of a unit by way of a private placement. Each warrant entitles the holder to purchase one additional common share at US$0.50 per share until April 24, 2012 subject to acceleration provisions and with a cashless exercise provision based upon the 20 day volume weighted average price per share at closing day (VWAP) the day prior to exercise. Holders of  warrants electing cashless exercise will receive that number of shares equal to (the 20 day VWAP minus $0.50 divided by the 20 day VWAP multiplied by the number of warrants held.

The intrinsic value of vested stock options outstanding at February 28, 2011 is calculated on the difference between the exercise prices of the underlying warrant and the fair market value of the Company’s  common stock as determined by reference to private placement of the Company’s shares of common stock at the reporting date of February 25, 2011 being $0.40.  The Company recorded a fair value of $13,503 to warrant liability.   On February 16, 2011 the fair value of each warrant issued was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 1.18 years; volatility of 84%; no dividend yield; and a risk free interest rate of 0.93%.

7.	Commitments and Contingencies

(a)
On October 1, 2010, the Company entered into an option agreement with Victoria Gold Corp., covering 16 gold mining claims in the Province of Ontario.  Under the agreement, the Company has the right to acquire Victoria’s ownership interest in the sixteen mining claims known as the Watabeag  and Russell Creek properties.  Under the terms of the option agreement, to exercise the option and receive the exclusive right to earn a 100% interest in the Watabeag and Russell Creek properties, the Company has  issued 250,000 shares of its common stock and must complete $2,000,000 of cumulative exploration and maintenance expenditures on or before the third anniversary of the date of the agreement.  Of the $2,000,000 of cumulative exploration and maintenance expenditures, $375,000 must be incurred on the first anniversary of the date of the agreement and $25,000 must be paid to Victoria Gold Corp. on the first, second and third anniversary dates of the agreement.  Upon the commencement of commercial production, the Company will pay a Net Smelter Returns royalty equal to 3.0% of Net Smelter Returns.  The Company has the ability to buy back 1% of the Royalty at any time for $1 million.

(b)
On November 10, 2010, Gold Bag, Inc. signed a definitive agreement to acquire Fairfields Gold S.A. de CV.  Fairfields owns an option to acquire 100% of the Huicicila gold project in Nayarit Mexico.  Under the terms of the definitive agreement, Fairfields selling stockholders have the opportunity to receive additional shares based on performance as per the following schedule:

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

In addition, Fairfields shareholders received an option to acquire up to 25% of Focus Gold Mexico Corporation, a wholly owned subsidiary of the Company, created to acquire Fairfields.  The option price payable upon the exercise of the option shall be 25%

FOCUS GOLD CORPORATION (formerly Gold Bag, Inc.)
(An exploration stage company)
Notes to Consolidated Financial Statements
For the years ended February 28, 2011 and 2010

7.	Commitments and Contingencies (Continued)

Of the sum of (i) $5,000,000, (ii) the dollar value of all payments made in respect of the deferred payments outlined above as at the date of exercise of the option, and (iii) the dollar value of any shareholders’ equity contributed into Fairfields after December 31, 2010  until the date of exercise of the option.  The option may only be exercised for cash..

(c)	Option on Huicicila mining concession - Mexico

On May 19, 2010, prior to its acquisition by the Company, Fairfields, entered into an exploration, exploitation and purchase option agreement with Ramón Farías García, a Mexico City geologist for the  mining lots denominated “CILA”, “CILA 1”, “CILA 2”, “CILA 3” “and CILA 5”, located in Compostela, Nayarit Mexico under the following terms:

•	US$ 100,000 plus applicable VAT, paid on May 24, 2010 (paid).

•	US$ 1,200,000 plus applicable VAT, on six semester payment of US$ 200,000 each one, payable on every August and February month from August 17, 2011 to February 17, 2114.

•	The issue to the optionee that number of shares of common stock of Fairfields at the end of the option agreement that is 3% of its issued and outstand capital at that time.

•	A Net Smelter Return Royalty (“NSR”) calculated at a rate of the 2.5% above the concentrate sales, payable every quarter over the life of the mines.

This option agreement has an initially maturity of 3 years and 6 months from May 19, 2010.  The company has recorded the fair value of the $1,200,000 of payments under this option in these consolidated financial statements as the discounted value of the cash payments using a rate based on the prevailing market rates of interest available to the Company (the average of interest rates used was estimated to be 11.0%).   of $990,024 at December 31, 2010 and $1,006,867 at February 28, 2011. The carrying amounts of option payment  liabilities owing approximates their fair values. The interest is accrued over the estimated payment period of the option payments. The amount of annual interest accrued as at February 28, 2011 was $16,843.

(d)	Acquisition of Metallum Resources PLC.

On February 23, 2011, the Company entered into definitive acquisition agreement whereby the Company's to be created, wholly-owned subsidiary, Focus Celtic Gold Corporation, will purchase all outstanding shares of Metallum Resources, PLC ("Metallum"), a gold and base metals explorer with a focus in Northern Ireland, Republic of Ireland and Scotland. Metallum, founded in 2006, is an unlisted public company incorporated under the laws of England and Wales.  Under the terms of the Agreement, the Company will purchase all of Metallum's outstanding shares (currently 73,812,457 shares) at a price of GBP £0.10 per share through the issuance of the Company’s common stock. The number of shares of common stock to be issued at the Agreement's closing will be calculated by multiplying GBP £0.10 by the GBP/USD exchange rate on the day of closing, divided by the average closing price of the Company’s shares on the OTCBB for the 10-day period ended five trading days prior to the closing date. Regardless of the actual average closing price, the Company’s share price used in this calculation shall not be less than $0.45 and shall not exceed $0.70. The closing of the Agreement is subject to Metallum's shareholder approval and certain other conditions. The Company is required to have, for investment in Focus Celtic Gold Corporation $2,000,000 in working capital at the time of closing.

FOCUS GOLD CORPORATION (formerly Gold Bag, Inc.)
(An exploration stage company)
Notes to Consolidated Financial Statements
For the years ended February 28, 2011 and 2010

8.	Related party transactions

(a)
During the year ended February 28, 2010, the Company received a loan from its former President.  This amount was repaid prior to the end of the fiscal year.  The balance was unsecured, non-interest bearing and due on demand.

(b)	During the year ended February 28, 2010 the Company received $50,000 from a director as a contribution to capital of the Company.

(c)	During the years ended February 28, 2011 and 2010, the former president donated services of $nil and $2,359, respectively, which were charged to operations and treated as donated capital.

(d)
During the year ended February 28, 2011 the Company agreed to pay a  monthly fee of $1,500 to a director as compensation for serving as corporate secretary.   The Company paid $18,000 in the year ended February 28, 2011 (2010 - $nil) under this commitment.  A law firm of which the director is a partner is paid a monthly fee of $10,000 under a retainer agreement to provide legal services that was effective since March 1, 2010.  Total fees were $120,000 in the year ended February 28, 2011 (2010 - $nil).

(e)
The Company has issued to Weed & Company, LLP, a firm in which a director of the Company is a partner 250,000 shares of common stock, of which 100,000 were agreed to be issued in the quarter ended May 31, 2010 under the retainer agreement with a value of $30,000 and an additional 150,000 were issued on July 31, 2010 with a value of $33,000 as payment toward the firm’s monthly retainer agreement.

(f)
Commencing August 27, 2010, the Company entered into agreements with the president and CEO of the Company to provide services in exchange for $15,000 per month through December 31, 2010 and $21,000 per month during the year ended December 31, 2011.  During the fiscal year ended February 28, 2011, the Company paid $102,644 (2010 - $nil) as compensation for management services.

(g)
Effective January 1, 2011, the Company entered into an employment agreement with the director of exploration of the Company to provide services in exchange for $12,000 per month through December 31, 2011.  During the fiscal year ended February 28, 2011, the Company recorded $24,000 (2010 - $nil) as compensation for management services.

(h)
Effective January 1, 2011, the Company has paid fees to directors of its Mexican subsidiary Fairfields to provide services related to developing Fairfields mineral properties as  well as management services in exchange for 150,000 pesos ($12,360 monthly at rates of exchange at February 28, 2011).  During the fiscal year ended February 28, 2011, the Company recorded $49,564 (2010 - $nil) as compensation for such management services by these directors.

(i)
During the fiscal year ended February 28, 2011, the Company recorded  $6,000  (2010 - $nil) as compensation to a company controlled by a director of the Company for exploration services provided pursuant to a consulting agreement with the Company.

(j)	Included in accounts payable and accrued liabilities at February 28, 2011 is $50,714 (February 28, 2010 - $nil) payable to the firms and directors referred to in this note.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

FOCUS GOLD CORPORATION (formerly Gold Bag, Inc.)
(An exploration stage company)
Notes to Consolidated Financial Statements
For the years ended February 28, 2011 and 2010

9.	Supplemental disclosure with respect to cash flows

The significant non-cash transactions for the year ended February 28, 2011 consisted of the issuance of 16,000,000 shares of common stock for the acquisition of 100% of the common shares of Fairfields of $5,000,000 (note 3), the issue of  250,000 common shares for an option payment for a mineral property in the amount of $50,000 (note 7), The issuance of 1,419,000 shares of the Company’s common stock for services of $256,880 , the recording of $302,033 for the fair market value of options granted in the year, and the gifting of 26,000,000 shares of the Company’s common stock for  cancellation.

The significant non-cash transactions for the year ended February 28, 2010 consisted of capital contribution by a former director of $50,000 as capital, the contribution of services and rent by a former director of $2,359 and the gifting of 8,299,990 shares of the Company’s common stock for cancellation.

10.	Income taxes

The Company has adopted the provision of ASC740. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at February 28, 2011 and February 28, 2010, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are listed below:

	February 28, 2011	February 28, 2010
Net loss before income taxes	$(1,122,424)	$(129,301)
Statutory rate	35%	35%
Computed expected tax recover	$(392,848)	$(45,255)

Non-deductible expenses	241,252	826
Change in estimates	0	0
Change in valuation allowance	151,596	44,429
Reported income taxes	-	-

Deferred tax asset
Cumulative net operating losses	240,627	89,031
Less valuation allowance	(240,627)	(89,031)
Net deferred tax asset	-	-

FOCUS GOLD CORPORATION (formerly Gold Bag, Inc.)
(An exploration stage company)
Notes to Consolidated Financial Statements
For the years ended February 28, 2011 and 2010

10.	Income taxes (continued)

At February 28, 2011, the Company has net operating loss carry-forwards of approximately $1,074,512 (2010 - $254,377), which expire through 2031 if not utilized. Deferred tax assets of approximately $240,627, assuming an effective tax rate of 35%, were offset by a valuation allowance, which increased by approximately $151,596 and $44,429 during the years ended February 28, 2011 and 2010, respectively.

Future tax benefits, which may arise as a result of those losses, have not been recognized in these financial statements. They have been offset by a valuation allowance as management does not believe their realization is more likely than not.

11.	Segment disclosures

The Company considers itself to operate in a single segment, being mineral exploration and development. Geographic information is as follows:

	Canada		United States		Mexico		Total
February 28, 2011:	$		$		$		$
Equipment		3,302		-		812		4,114
Mineral property rights		50,000				6,086,002		6,136,002

February 28, 2010:
Equipment		-		-		-		-
Mineral property rights

12.	Subsequent events

Subsequent to February 28, 2011:

(a)
The Company issued 3,045,750 units at $0.40 per unit by way of a private placement for proceeds of $1,111,850 net of issue costs.  Each unit consisted of one common share and one-half non-transferable share purchase to purchase one additional share of the Company’s common stock at $0.50 per share for a period of one year.  In connection with this private placement, the Company's agents received a selling commission of $106,450 of the proceeds of the units sold and 166,450 warrants to purchase an additional share of the Company’s stock for a period of one to three years at $0.40 per share.

(b)	Pursuant to shareholders and directors approval received in February, 2011, the Company effected a change of name to “Focus Gold Corporation” trading under the symbol “FGLD” on June 6, 2011.
(c)
The Company loaned under the terms of a promissory note, the sum of $350,000 to Metallum to provide working capital prior to the closing of the Company’s acquisition of Metallum.  The promissory note includes the provision of a security interest in the undertakings and properties of Metallum and 14% interest payable monthly after June 30, 2011.  The promissory note is due and payable 120 days after termination of the acquisition agreement with Metallum (see Note 7(d)).  In the case of termination  Metallum shall pay a penalty of up to $125,000 to the Company as a penalty in addition to the principal outstanding plus any accrued interest thereon.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 13, 2011	/s/ Grant R. White
Grant R. White
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

June 13, 2011	/s/ Grant R. White
Grant R. White, Director

/s/ Richard O. Weed
Richard O. Weed, Director

/s/ Dorian L. Nicol
Dorian L. Nicol, Director

/s/ Larry Segerstrom
Larry Segerstrom, Director

/s/ Eduardo Zayas
Eduardo Zayas, Director