Form 10-Q
period 2011-05-31
FOCUS GOLD Corp
filed 2011-07-11
CIK 1360564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 31, 2011

☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No. 00-52720

FOCUS GOLD CORPORATION (formerly, GOLD BAG, INC. )

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	26-4205169
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1 Dundas Street West, Suite 2500 Toronto, Ontario Province Canada M5G 1Z3	(416) 593-8034
(Address of Principal Executive Offices)	(Issuer’s Telephone Number)

4695 MacArthur Court, Suite 1430, Newport Beach, CA 92660

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐  No ☐

The number of shares outstanding of the Issuer’s Common Stock as of July 8, 2011 was 61,231,598.

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

FOCUS GOLD CORPORATION
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets

	May 31, 2011	February 28, 2011
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$219,964	$329,746
Taxes and other amounts receivable	142,868	61,573
Prepaid expenses	159,182	232,287
Note receivable (Note 3)	350,000	-

Total Current Assets	872,014	623,606

Equipment	5,006	4,114
Mineral property rights (Note 4)	6,136,002	6,136,002

Total Assets	$7,013,022	$6,763,722

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$220,274	$107,578
Accounts payable and accrued expenses - related	38,159	50,714
Mineral option payment liability (Note 6(c))	381,154	371,259
Total Current Liabilities	639,587	529,551

Long-Term Debt
Mineral option payment liability (Note 6(c))	652,549	635,608

Total Liabilities	1,292,136	1,165,159

Contingencies and Commitments (Note 6)
Stockholders' Equity
Preferred stock, $0.00001 par value, 100,000,000 shares authorized and none issued and outstanding as of May 31, 2011 and February 28, 2011	-	-
Common stock, $0.00001 par value, authorized 250,000,000 shares, 61,181,598 shares issued and outstanding as of May 31, 2011, 57,945,848 shares issued and outstanding as of February 28, 2011	612	579
Additional paid-in capital	8,672,685	6,991,948
Accumulated other comprehensive income	424	396
Accumulated deficit prior to exploration stage	(414,284)	(414,284
Accumulated deficit during exploration stage	(2,538,551)	(980,076

Total Stockholders' Equity	5,720,886	5,598,563

Total Liabilities and Stockholders' Equity	$7,013,022	$6,763,722

The accompanying notes are an integral part of these consolidated financial statements

FOCUS GOLD CORPORATION
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three month period ended May 31,		For the period October 1, 2010 (Entry into Exploration Stage) to May 31,
	2011	2010	2011

Revenues	$-	$-	$-

Operating Expenses
Exploration expense	528,878	-	668,544
General & administrative	1,010,145	54,952	1,833,712

Total Operating Expenses	1,539,023	54,952	2,502,256
Other (Expenses)
Interest income	7,384	-	7,384
Amortization of debt discount	(26,836)	-	(43,679)
Total Other (Expenses)	(19,452)	-	(36,295)

Net Loss	$(1,558,475)	$(54,952)	$(2,538,551)

Basic and Diluted Net Loss Per Share	$(0.03)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	60,480,166	61,340,010

The accompanying notes are an integral part of these consolidated financial statements

FOCUS GOLD CORPORATION
(An Exploration Stage Company)
Condensed Consolidated  Statements of Cash flows
(unaudited)

	For the Three month period ended May 31,		Period from October 1, 2010 (Entry into Exploration Stage) to May 31,
	2011	2010	2011
Cash Flows from Operating Activities
Net Loss	$(1,558,475)	$(54,952)	$(2,538,551)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	412	-	668
Amortization of debt discount	26,836	-	43,679
Stock based compensation	453,050	-	755,083
Common stock issued for services	-	9,000	64,600
Change in operating assets and liabilities:
(Increase) in taxes and other amounts receivable	(81,294)	-	(109,449)
Decrease in prepaids	73,105	-	62,018
Increase in accounts payable and accrued expenses	112,695	37,603	181,870
(Decrease) in accounts payable and accrued expenses - related	(12,555)	-	(17,786)

Net Cash used in Operating Activities	(986,226)	(8,349)	(1,557,867)

Cash Flows from Investing Activities
Pre-acquisition loans to subsidiary	(350,000)	-	(550,000)
Purchase of equipment	(1,304)	-	(5,101)
Cash acquired in acquisition	-	-	70,048
Net Cash used in Investing Activities	(351,304)	-	(485,053)

Cash Flows from Financing Activities
Proceeds from the sale of common stock	1,227,720	-	2,262,455
Borrowing form officer or affiliate	-	2,871	-
Net Cash provided by Financing Activities	1,227,720	2,871	2,262,455

Net Increase (Decrease) in Cash	$(109,810)	$(5,478)	$219,534

Foreign currency translation adjustment	28	-	424

Cash and cash equivalents at beginning of period	$329,746	$5,619	$6

Cash and cash equivalents at end of period	$219,964	$141	$219,964

Cash paid for
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

FOCUS GOLD CORPORATION
(An Exploration Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated Deficit Prior to Exploration	Accumulated Deficit During Exploration
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stage	Stage	Total

Balances at February 28, 2010	-	$-	61,340,010	$613	$268,346	$-	$(271,936)	$-	$(2,977)

Common stock issued for professional services at $0.30 per share	-	-	100,000	1	29,999	-	-	-	30,000

Common stock issued for professional services at $0.22 per share	-	-	150,000	2	32,998	-	-	-	33,000

Common stock cancelled without consideration	-	-	(26,000,000)	(260)	260	-	-	-	-

Common stock issued for mineral property option at $0.20 per share	-	-	250,000	2	49,998	-	-	-	50,000

Common stock issued for cash in private placements at $0.20 per share	-	-	4,700,000	47	939,953	-	-	-	940,000

Common stock issued for consulting services at $0.20 per share	-	-	969,000	10	193,790	-	-	-	193,800

Common stock issued for acquisition of subsidiary at $0.31 per share	-	-	16,000,000	160	4,999,840	-	-	-	5,000,000

Common stock issued for consulting services at $0.40 per share	-	-	200,000	2	79,998	-	-	-	80,000

Common stock issued for cash in private placements with warrants at $0.40 per unit	-	-	236,838	2	94,733	-	-	-	94,735

Stock option expense	-	-	-	-	302,033	-	-	-	302,033

Comprehensive income	-	-	-	-	-	396	-	-	396

Net loss for the year ended February 28, 2011	-	-	-	-	-	-	(142,348)	(980,076)	(1,122,424)

Balances at February 28, 2011	-	$-	57,945,848	$579	$6,991,948	$396	$(414,284)	$(980,076)	$5,598,563

Common stock issued for cash in private placements with warrants at $0.40 per unit (net of comissions)	-	-	3,235,750	33	1,227,687	-	-	-	1,227,720

Stock option expense	-	-	-	-	453,050	-	-	-	453,050

Comprehensive income	-	-	-	-	-	28	-	-	28

Net loss for the three month period ended May 31, 2011	-	-	-	-	-	-	-	(1,558,475)	(1,558,475)

Balances at May 31, 2011	-	$-	61,181,598	$612	$8,672,685	$424	$(414,284)	$(2,538,551)	$5,720,886

The accopanying notes are an integral part of these consolidated financial statements

FOCUS GOLD CORPORATION
(An exploration stage company)
Notes to (unaudited) Condensed Consolidated Financial Statements
For the three month period ended May 31, 2011 and 2010

1.	Organization and Description of Business

Focus Gold Corporation (the "Company") was incorporated on December 23, 2005 under the laws of the state of Nevada under the name Real Estate Referral Center Inc.  On April 21, 2009, the Company changed its name to Gold Bag, Inc. and effective June 6, 2011 to Focus Gold Corporation.  Since inception through April 2009, the Company’s principal business was the matching of real estate customers with realtors in Canada through its website and word-of mouth contacts.  In April 2009, the Company relocated to the United States of America and changed its business plan to purchase gold coins, broken jewellery or other items containing precious metals.  On May 22, 2009 the Company effected a forward stock split on a 10:1 basis of its stock.  In October 2010 the Company entered into an option agreement with Victoria Gold Inc. for the right to explore and purchase mineral claims located in Ontario Canada and since that time the Company’s principal business has been the acquisition and exploration of mineral resources.  The Company is considered an exploration stage company and its financial statements are presented in a manner similar to a development stage company as defined in FASC 915-10-05, and interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7.

On December 31, 2010, the Company acquired 100% ownership of Fairfields Gold S.A. de CV, a Mexican corporation involved in the exploration and expansion of its mineral properties.  The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

All significant intercompany accounts and transactions are eliminated in consolidation.  Certain items in these financial statements have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company’s balance sheet, results of operations, stockholders’ equity or cash flows.

The foregoing unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information as well as the instructions to Form 10-Q and article 8 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended February 28, 2011.  In the opinion of management, the unaudited condensed consolidated financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three month period ended May 31, 2011 are not necessarily indicative of the results that may be expected for the year ending February 29, 2012.

2.	Significant accounting policies

This condensed summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements.  This condensed summary should be read in conjunction with the disclosure of accounting policies in the Company’s audited financial statements for the year ended February 28, 2011.

(a)	Mineral Properties, Leases and Exploration and Development Costs

The Company accounts for mineral properties in accordance with ASC 930: Extractive Activities-Mining.  Costs of acquiring mineral properties and leases are capitalized by project area upon purchase of the associated claims (see Note 4).  Mineral properties are periodically assessed for impairment of value and any diminution in value.

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

FOCUS GOLD CORPORATION
(An exploration stage company)
Notes to (unaudited) Condensed Consolidated Financial Statements
For the three month period ended May 31, 2011 and 2010

2.	Significant accounting policies (continued)

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

(b)	Stock-based compensation

The Company accounts for stock based compensation to employees as required by ASC 718: Compensation-Stock Compensation and stock based compensation to nonemployees as required by ASC 505-50: Equity-Based Payments to Non-Employees.  Stock awards have been valued at fair value using recent share issuance prices for cash, in arms-length transactions.  Options and warrants are valued using the Black-Scholes pricing model (See Note 5). The offset to the recorded stock based compensation cost is to additional paid-in capital. Consideration received on the exercise of stock options is recorded as share capital and additional paid-in capital and the related additional paid-in capital is transferred to share capital.

(c)	Warrants

The Company accounts for warrants issued in conjunction with stock issuances under private placement using the fair value method.  Under this method, the value of warrants issued is measured at fair value at the grant date using the Black-Scholes valuation model and recorded as share capital and additional paid-in capital if and when the warrants are granted.

(d)	Recently accounting pronouncements

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

FOCUS GOLD CORPORATION
(An exploration stage company)
Notes to (unaudited) Condensed Consolidated Financial Statements
For the three month period ended May 31, 2011 and 2010

2.	Significant accounting policies (continued)

(e)	Comparative figures

Certain of the comparative figures have been reclassified to conform to the presentation in the current year.

(f)	Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company incurred a net loss of $1,558,475 during the three month period ended May 31, 2011, and an accumulated deficit of $2,952,835 since inception. The Company changed its principal business to the development and exploitation of mineral properties in October 2010, but has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

3.	Note Receivable

The Company loaned under the terms of promissory notes date March 15, 2011and May 25, 2011, the aggregate sum of $350,000 to Metallum Resources plc (“Metallum”) to provide working capital prior to the closing of the Company’s proposed acquisition of Metallum.  The promissory note includes the provision of a security interest in the undertakings and properties of Metallum and 14% interest payable monthly.  The promissory note is due and payable the earlier of one year and one day after issuance or 120 days after termination of the acquisition agreement with Metallum (see Note 6(d)).  In the case of termination of  the acquisition agreement by Metallum, Metallum shall immediately pay a penalty of up to $125,000 to the Company in addition to the principal outstanding plus any accrued interest thereon.  As at May 31, 2011, the Company has accrued $7,384 as interest receivable under these notes.

FOCUS GOLD CORPORATION
(An exploration stage company)
Notes to (unaudited) Condensed Consolidated Financial Statements
For the three month period ended May 31, 2011 and 2010

4.	Mineral property rights

The continuity of expenditures on mineral property acquisitions is as follows:

Mineral property	February 28, 2011	Additions	Disposals		May 31, 2011
Canada Watabeag, Russell Creek,	$50,000	$-	$		$50,000
Mexico
Huicicila	6,086,002	-		-	6,086,002
San Nicholas & Santa Fe	-	-		-	-
Focus I	-	-		-	-
Focus II	-	-		-	-
	$6,136,002	$-		$-	$6,136,002

There are no proven reserves on any of the claims or leases which the Company has under option or has an ownership interest in.  The Company has interests in the following properties:

(a)	Huicicila Claims - Mexico

On November 10, 2010, the Company. signed a definitive agreement to acquire Fairfields Gold S.A. de CV.  Fairfields owns an option to acquire 100% of the Huicicila gold claims in Nayarit Mexico (see Note 6(b)).  The Huicicila claims contain a high grade gold-silver mesothermal vein.   The property is located 25 kilometers southeast of Tepic and 10 kilometers northwest of Compostela in the State of Nayarit.  The Project is covered by five mining claims with a surface of 1012 hectares.

Since the acquisition at December 31, 2010, the Company through its subsidiary Fairfields has conducted an exploration program to determine the extent of prior workings and mineralization on the property.

(b)	Watabeag & Russell Creek Claims – Ontario, Canada

On October 1, 2010 the Company and Victoria Gold Corp. entered into an option agreement (see Note 6(a)) covering 16 gold mining claims in the Province of Ontario.  Under the option agreement, the Company has the right to acquire Victoria Gold Corp.’s ownership interest in eight (8) mining claims located in Currie Township, Timmins Mining District, Ontario known as the Watabeag property and eight (8) mining claims located in Bowman Township, Timmins Mining District, Ontario known as the Russell Creek property.

The Watabeag  property comprises a total of 131 hectares and is located approximately 60km east of Timmins, Ontario.  Exploration on the property began in 1973 with additional drilling in the 80’s.  Four overburden holes were drilled in 1980 to follow up anomalous gold values. An additional 11 overburden holes were completed in 1981 to define two anomalies with well defined head and tail features. The initial drill hole intersected mixed dacite and feldspar with a brecciated and altered zone assaying 8.9g/t Au across a 0.9m interval.

The Russell Creek property is a total of 128 hectares and is located approximately 70 kilometers east of Timmins.  Minor exploration for gold commenced in 1980 when Asarco (Cook Joint Venture) completed ground magnetic and EM surveys in the area of two weak airborne EM conductors. The surveys defined a north west trending fault structure along Russell Creek.

FOCUS GOLD CORPORATION
(An exploration stage company)
Notes to (unaudited) Condensed Consolidated Financial Statements
For the three month period ended May 31, 2011 and 2010

4.	Mineral property rights (continued)

At February 28, 2011, the Company had not commenced exploration activities on these properties.

(c)	San Nicholas & Santa Fe - Mexico

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

(d)	Focus I and II - Mexico
In February and March 2011, the Company, through its wholly-owned subsidiary Fairfields, staked and applied for additional mineral claims for property contiguous with its Huicicila and San Nicholas and Santa Fe Claims.  These claims are pending.  The properties have a surface area of 18,289.05 hectares for the Focus 1 claims and 10,850 hectares for the Focus 2 claims.  The Company has conducted limited geological work on these claims.

5.	Share capital

(a)	Authorized capital

The Company is authorized to issue:

100,000,000 Preferred shares of stock, $0.00001 par value
250,000,000 Common shares of stock, $0.00001 par value

(b)	Share issuances, returns and cancellations during the three month period ended May 31, 2011

During the three month period ended May 31, 2011, the Company received and approved subscriptions for 3,235,750 units at $0.40 per unit for gross proceeds of $1,294,300 less cash issue costs of $66,580 by way of private placement. Each unit consisted of one common share and one-half non-transferable share purchase warrant that entitled the holder to purchase one additional common share at $0.50 per share for a period of one year.

The net proceeds of the financing of $1,227,720 was allocated on a relative fair value basis as $1,055,852 to common shares and $171,868 to warrants.  The fair value of each warrant issued was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 1. 0 to 1.07 years; volatility of 84%; no dividend yield; and a risk free interest rate of 0.18 to 0.23%.

In connection with this private placement, the Company's agents received a selling commission of $66,580 of the proceeds of the units sold and 166,450 warrants to purchase an additional share of the Company’s stock for a period of one to three years at $0.40 per share.  The fair value of the 166,450 warrants was $41,002. The fair value of each warrant issued was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 1.0 and 3.25 years; volatility of 84% and 144% respectively; no dividend yield; and a risk free interest rate of 0.25% and 0.71% respectively.

FOCUS GOLD CORPORATION
(An exploration stage company)
Notes to (unaudited) Condensed Consolidated Financial Statements
For the three month period ended May 31, 2011 and 2010

5.	Share capital (continued)

(c)	Stock options

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

Expiry date	Exercise price per share	Balance February 28, 2011	Granted	Forfeited	Expired/ Cancelled	Balance May 31, 2011

February 24, 2016	$0.50	6,400,000	-	-	-	6,400,000

		6,400,000	-	-	-	6,460,000

Weighted average exercise price		$0.50	$-	$-	$-	$0.50

At May 31, 2011, only 2,500,000 of the 6,400,000 stock options granted were exercisable.  The fair value of the vested stock options was $687,192.  The fair value of vested stock options outstanding at February 28, 2011 is calculated on the difference between the exercise prices of the underlying options and the fair market value of the Company’s  common stock as determined by reference to private placement of the Company’s shares of common stock at the reporting date of February 25, 2011 being $0.40.

As the Company does not have historical experience to estimate the expected life of options, the Company used the project development life of its Huicicila concession as its estimate.  The $0.28 fair value of each stock option grant in the year ended February 28, 2011 was calculated using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of 2.5 years; volatility of 141%; no dividend yield; and a risk free interest rate of 0.95%.  The Company recorded stock-based compensation expense of $453,050 in the three month period ended May 31, 2011 (2010 - $nil) for options based on a twelve month service period from January 1, 2011.  The Company has $1,057,117 in remaining stock based compensation that will be amortized monthly over the remaining seven months during the year ended February 2012.

FOCUS GOLD CORPORATION
(An exploration stage company)
Notes to (unaudited) Condensed Consolidated Financial Statements
For the three month period ended May 31, 2011 and 2010

5.	Share capital (continued)

(d)   Share purchase warrants

The continuity of share purchase warrants is as follows:

Expiry date	Exercise price per share	Balance February 28, 2011	Issued	Exercised	Expired	Balance May 31, 2011

Class A
March 1, 2012	$0.40	-	66,450			66,450
June 12, 2014	$0.40		100,000			100,000

Class B
April 24, 2012	$0.50	118,415	-	-	-	118,419
April 24, 2012	$0.50		1,446,625			1,446,625
May 24, 2012	$0.50		76,250			76,250
July 1, 2012	$0.50		95,000			95,000
		118,415	1,784,329	-	-	1,902,744

Weighted average exercise price		$0.50	$0.49	$-	$-	$0.49
Average remaining contractual term (years)						1.02

The Company has issued two classes of warrants as set out below:

Class A warrant	Are non-transferrable, exercisable for cash and have no acceleration of the expiry date.

Class B warrant
Each warrant entitles the holder to purchase one additional common share at US$0.50 per share for a period of one year subject to acceleration provisions and with a cashless exercise provision based upon the 20 day volume weighted average price per share at closing day (VWAP) the day prior to exercise. Holders of warrants electing cashless exercise will receive that number of shares equal to the 20 day VWAP minus $0.50 divided by the 20 day VWAP multiplied by the number of warrants held.

During the three month period ended May 31, 2011, the Company approved unit subscriptions and warrant commissions for an aggregate of 166,640 Class A warrants and 1,617,875 Class B warrants as part of a private placement of units.

6.	Commitments and Contingencies

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

FOCUS GOLD CORPORATION
(An exploration stage company)
Notes to (unaudited) Condensed Consolidated Financial Statements
For the three month period ended May 31, 2011 and 2010

6.	Commitments and Contingencies (Continued)

(b)
On November 10, 2010, the Company. signed a definitive agreement to acquire Fairfields Gold S.A. de CV.  Fairfields owns an option to acquire 100% of the Huicicila gold project in Nayarit Mexico.  Under the terms of the definitive agreement, Fairfields selling stockholders have the opportunity to receive additional shares based on performance as per the following schedule:

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

(c)	Option on Huicicila mining concession - Mexico

On May 19, 2010, prior to its acquisition by the Company, Fairfields, entered into an exploration, exploitation and purchase option agreement with Ramón Farías García, a Mexico City geologist for the  mining lots denominated “CILA”, “CILA 1”, “CILA 2”, “CILA 3” “and CILA 5”, located in Compostela, Nayarit Mexico under the following terms:

●	US$ 100,000 plus applicable VAT, paid on May 24, 2010 (paid).

●	US$ 1,200,000 plus applicable VAT, on six semester payment of US$ 200,000 each one, payable on every August and February month from August 17, 2011 to February 17, 2114.

●	The issue to the optionee that number of shares of common stock of Fairfields at the end of the option agreement that is 3% of its issued and outstand capital at that time.

●	A Net Smelter Return Royalty (“NSR”) calculated at a rate of the 2.5% above the concentrate sales, payable every quarter over the life of the mines.

FOCUS GOLD CORPORATION
(An exploration stage company)
Notes to (unaudited) Condensed Consolidated Financial Statements
For the three month period ended May 31, 2011 and 2010

6.	Commitments and Contingencies (Continued)

This option agreement has an initially maturity of 3 years and 6 months from May 19, 2010.  The company has recorded the fair value of the $1,200,000 of payments under this option in these consolidated financial statements as the discounted value of the cash payments using a rate based on the prevailing market rates of interest available to the Company (the average of interest rates used was estimated to be 11.0%) of $1,033,703 at May 31, 2011 and $1,006,867 at February 28, 2011. The carrying amounts of option payment liabilities owing approximates their fair values. The interest is accrued over the estimated payment period of the option payments. The aggregate amount of interest accrued through May 31, 2011 was $43,679 and February 28, 2011 $16,843.

(d)	Acquisition of Metallum Resources PLC.

On February 23, 2011, the Company entered into definitive acquisition agreement whereby the Company's to be created, wholly-owned subsidiary, Focus Celtic Gold Corporation, will purchase all outstanding shares of Metallum, a gold and base metals explorer with a focus in Northern Ireland, Republic of Ireland and Scotland. Metallum, founded in 2006, is an unlisted public company incorporated under the laws of England and Wales.  Under the terms of this agreement, the Company will purchase all of Metallum's outstanding shares (currently 73,812,457 shares) at a price of GBP £0.10 per share through the issuance of the Company’s common stock. The number of shares of common stock to be issued at the Agreement's closing will be calculated by multiplying GBP £0.10 (as at May 31, US $0.16) by the GBP/USD exchange rate on the day of closing, divided by the average closing price of the Company’s shares on the OTCBB for the 10-day period ended five trading days prior to the closing date. Regardless of the actual average closing price, the Company’s share price used in this calculation shall not be less than $0.45 and shall not exceed $0.70. The closing of this agreement is subject to Metallum's shareholder approval and certain other conditions. The Company is required to have, for investment in Focus Celtic Gold Corporation $2,000,000 in working capital at the time of closing.  On April 29th, 2011, the parties amended this agreement to provide for termination of this agreement by any party if the closing of this agreement has not occurred by May 31, 2011 or such later date as may be agreed by the parties to this agreement.  As at May 31, 2011, neither party has exercised their right to terminate this agreement.

7.	Related party transactions

(b)	During the three month period ended May 31, 2011 and 2010, the former president donated services of $nil and $2,359, respectively, which were charged to operations and treated as donated capital.

(c)
During the three month period ended May 31, 2011 the Company agreed to pay a monthly fee of $1,500 to a director as compensation for serving as corporate secretary.   The Company paid $4,500 in the quarter ended May 31, 2011 (2010 - $4,500) under this commitment.  A law firm of which the director is a partner is paid a monthly fee of $10,000 under a retainer agreement to provide legal services that was effective since March 1, 2010.  Total fees were $30,000 in the three month period ended May 31, 2011 (2010 - $30,000).  As at May 31, 2011, Mr. Weed and Weed & Company, LLP are due a total of $nil (2010 - $38,871).  Mr. Weed was also issued 100,000 shares of restricted common stock, as designee for Law firm at a valuation of $0.30 per share or a total of $30,000 in the quarter ended May 31, 2010.

(d)
Commencing August 27, 2010, the Company entered into agreements with the president and CEO of the Company to provide services in exchange for $15,000 per month through December 31, 2010 and $21,000 per month during the year ended December 31, 2011.  During the three month period ended May 31, 2011, the Company paid $65,122 (2010 - $nil) as compensation for such management services.

FOCUS GOLD CORPORATION
(An exploration stage company)
Notes to (unaudited) Condensed Consolidated Financial Statements
For the three month period ended May 31, 2011 and 2010

7.	Related party transactions (Continued)

(e)
Effective January 1, 2011, the Company entered into an employment agreement with the director of exploration of the Company to provide services in exchange for $12,000 per month through December 31, 2011.  During the three month period ended May 31, 2011, the Company recorded $36,000 (2010 - $nil) as compensation for such management services.

(f)
Effective January 1, 2011, the Company has paid fees to directors of its Mexican subsidiary Fairfields to provide services related to developing Fairfields mineral properties as  well as management services in exchange for 150,000 pesos ($12,710 monthly at the average rates of exchange during the three month period ended May 31, 2011).  During the three month period ended May 31, 2011, the Company recorded $76,258 (2010 - $nil) as compensation for such management services by these directors.

(g)
During the three month period ended May 31, 2011, the Company recorded  $5,250  (2010 - $nil) as compensation to a company controlled by a director of the Company for exploration services provided pursuant to a consulting agreement with the Company.

(h)	Included in accounts payable and accrued liabilities – related at May 31, 2011 is $38,159 (2010 - $38,871) payable to the firms and directors referred to in this note.
.
8.	Subsequent events

Subsequent to May 31, 2011:

(a)
The Company has expanded its holdings in the historic mining municipality of Compostela, Nayarit State, Mexico, by acquiring an additional claim totalling approximately 2,367 hectares (Focus 3). Focus 3 borders to the south the Company's previously acquired Focus 1 Claim. The Company's land holdings in Nayarit now exceed 31,000 hectares in total with most of it contiguous.

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

PART I

As used in this Report on Form 10-Q, references to “we,” “us,” “our,” “Focus Gold,” or “our Company” refers to Focus Gold Corporation (formerly, Gold Bag, Inc.), a Nevada corporation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Focus Gold is an exploration stage issuer focused on the acquisition and development of gold mining properties.  Focus Gold left shell company status in October 2010 when it acquired an option on 16 mining claims in the Canadian Province of Ontario from Victoria Gold Corporation.  On December 31, 2010, Focus Gold acquired an option on the Huicicila gold project in Nayarit, Mexico.  Since December 31, 2010, Focus Gold expanded its holdings of mining claims by acquiring five additional gold and silver mining claims adjacent to the Huicicila gold project in Nayarit, Mexico.  Management expects approximately 31,000 hectares in Nayarit, Mexico to have near term exploration opportunities that will lead to reserves in the next 12-24 months.

Critical Accounting Policies and Estimates

Critical Accounting Policies

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have changed.  Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business.  Discussed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported.  See Note 2, “Summary of Significant Accounting Policies,” in our Condensed Consolidated Financial Statements for a discussion of those policies.

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

Stock-based compensation

The Company accounts for stock based compensation to employees as required by ASC 718: Compensation-Stock Compensation and stock based compensation to nonemployees as required by ASC 505-50: Equity-Based Payments to Non-Employees.  Stock awards have been valued at fair value using recent share issuance prices for cash, in arms-length transactions .  Options and warrants are valued using the Black-Scholes pricing model. The offset to the recorded stock based compensation cost is to additional paid-in capital. Consideration received on the exercise of stock options is recorded as share capital and additional paid-in capital and the related additional paid-in capital is transferred to share capital.

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

Results of Operations – Comparison of the Three Month Period Ended May 31, 2011 and 2010

We generated no revenues for the three month period ended May 31, 2011 or 2010.  Total expenses increased to $1,539,023 in the three month period ended May 31, 2011 compared to the amount of $54,952 recorded for the three month period ended May 31, 2010.  This increase was primarily attributable to the Company’s entering into the exploration stage in October 2010 and its commensurate commencement of active operations, with no similar prior period activities, and is reflected in the following items:

●
Exploration expense was $528,878 for the three month period ended May 31, 2011, with no comparable expense in the prior year.  This expense is attributable to the recommencement of exploration activities on our optioned claims in Mexico.  These activities consisted of geologist fees, equipment rental, road building tunnelling and mining and assay costs.

●
General and Administrative expenses increased by $955,193, for the three month period ended May 31, 2011 as compared with the three month period ended May 31, 2010.  This increase was primarily attributable to the overall increase in spending associated with becoming an active company in the exploration stage. The components of General and Administrative expenses are:

●
Consulting expenses was $123,500 for the three month period ended May 31, 2011, as compared to the three month period ended May 31, 2010.  This increase was primarily attributable to the hiring of consultants to assist the development and support of its business activities.

●
Management fees and salaries increased by $195,822, for the three month period ended May 31, 2011, as compared with the three month period ended May 31, 2010.  This increase was primarily attributable to engaging Grant White as president and CEO and to the engagement of additional directors, managers in our Mexico operations and support staff.

●	Legal and professional expenses decreased approximately 29%, or $14,705, for the three month period ended May 31, 2011, as compared to the three month period ended May 31, 2010. This decrease was primarily attributable to the Company recording audit fees and related expenses when incurred in the prior period and the Company’s current accounting approach of accruing all audit and related costs to the quarter that the cost is related to.

●
Depreciation expense was $412 for the three month period ended May 31, 2011, with no comparable expense in the three month period ended May 31, 2010.  This expense is attributable to minor office equipment acquisitions.

●
Stock based compensation expense was $453,050 for the three month period ended May 31, 2011, with no comparable expense in the three month period ended May 31, 2010.  This expense is attributable to the granting of stock options to directors, officers in the fiscal year ended February 28, 2011 and the amortization of resultant stock based compensation expenses.  Management expects to record a similar amount for stock based compensation over the period from June 1 through December 31, 2011.

●
Other expenses for the three month period ended May 31, 2011 totalled $19,452 composed of $26,836 from the amortization of the discount record mineral option payment liabilities, with no comparable other expenses in the three month period ended May 31, 2010.    Management expects the amount of other expense related to the amortization of the discount record mineral property option liabilities will continue through to the year ended 2014.  In addition other expenses includes $7,384 of interest income arising from its loan advance to Metallum plc., with no comparable expense in the three month period ended May 31, 2010.

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

As of May 31, 2011, the Company’s cash balance was $219,964. Accounts payable and accrued liabilities as well as short term payments under contracts as of May 31, 2011 totaled $639,587. The Company’s working capital as of May 31, 2011 was $232,427.

During the three month period ended May 31, 2011 and 2010, our sole means of meeting our cash flow requirements was through the sale of our common stock and loans, advances or donations from directors and officers. In the three month period ended May 31, 2011 we generated net proceeds of $1,227,720 from the sale of stock, (2010 - $nil).  In the three month period ended May 31, 2011 we received $nil (2010 - $2,871) of capital contributions and donated services from directors or officers of the Company.  The net proceeds from these stock offerings and contributions were used to satisfy operations requirements and to conduct exploration activities on the Company’s mineral properties in Mexico.

Pursuant to our agreements under which we acquired our option in the Watebeag and Russell Creek properties, we are obligated to undertake exploration work on the property in the amount of $2,000,000 before the third anniversary date of the agreement, October 1, 2013.  In addition, under agreements entered into by our subsidiary Fairfields, since our acquisition of Fairfields on December 31, 2010, we have committed to pay all fees and costs to maintain the underlying claims as well as necessary assessment work and the payment of mineral option payments totaling $1,200,000 through February 2014.  We anticipate that similar fees will be payable each year so long as we maintain our interest in the claims and leases and the payment of $400,000 yearly under the option agreement for the purchase of the Huicicila claims in Mexico.

Other Activities:

The Company is actively looking for acquisitions and joint venture opportunities which can build out its portfolio of mining properties.

Contractual Obligations

There are no contractual obligations other than those described in the notes to the Company’s condensed consolidated financial statements for the three month period ended May 31, 2011.

Off-balance sheet arrangements

There are no off balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

Mr. White is the sole officer, one of five directors and the sole employee of the Company. He has evaluated the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of the end of the period covered by this quarterly report. Based on such evaluation, he concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed three months ended May 31, 2011, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Changes in Internal Controls

During the three months ended May 31, 2011, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the quarter ended May 31, 2011, the Company conducted a private placement of $.40 units consisting of one share of its common stock and ½ common stock purchase warrant granting the holder the right to purchase a share of common stock at $.50 per share for one year following purchase of the units.  The Company sold 3,235,750 units, consisting of 3,235,750 shares of common stock and 1,617,875 common stock purchase warrants.  There was no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction.  In connection with this private placement, the Company's agents received a selling commission of $66,580 of the proceeds of the units sold and 166,450 warrants to purchase an additional share of the Company’s stock for a period of one to three years at $0.40 per share.  This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The holders of the majority of the voting power of the corporation approved a name change to Focus Gold Corporation on May 11, 2011 by written consent.  The name change was effective on June 6, 2011 and the corporation’s common stock began trading under the symbol “FGLD”.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBITS

Exhibit No.	Date	Description
3.1	December 23, 2005	Articles of Incorporation (1)
3.2	April 22, 2009	Articles of Amendment to the Articles of Incorporation to change name to Gold Bag, Inc.(10)
3.3	n/a	Bylaws (1)
3.4	October 22, 2009	Certificate of Amendment to Articles of Incorporation – change in capital structure (11)
3.5	May 19, 2011	Certificate of Amendment to Articles of Incorporation – name change to Focus Gold Corporation (12)
4.1	n/a	Specimen Stock Certificate for Common Stock (1)
10.1	October 1, 2010	Option Agreement with Victoria Gold Corp. –Watabeag & Russell Creek Properties (2)
10.2	November 10, 2010	Share Purchase Agreement dated November 10, 2010 – Fairfields Gold S.A. de C.V. (3)
10.3	December 13, 2010	Amending Agreement between Focus Gold Mexico Corporation, Gold Bag, Inc. and Fairfields Gold S.A. de C.V. (4)
10.4	February 1, 2011	Fee Agreement with Weed & Co. LLP (5)
10.5	February 23, 2011	Employment Agreement with Grant R. White (6)
10.6	February 28, 2011	Agreement with Dorian L. Nicol, Director of Exploration (7)
10.7	February 7, 2011	2011 Stock and Stock Option Compensation Plan (8)
21.1	June 13, 2011	List of Subsidiaries (9)
31.1	June 13, 2011	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a)*
32.1	June 13, 2011	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sect 1350*

(1) (2)
Filed as an exhibit to the registration statement on Form SB-2 filed with the SEC on June 2, 2006.
Filed as exhibit 10.1 to the Form 8-K dated October 1, 2010 (SEC Accession Number 0001019687-10-003802)

(3)	Filed as exhibit 10.1 to the Form 8-K dated November 10, 2010 (SEC Accession Number 0001019687-10-004170
(4)	Filed as exhibit 10.6 to the Form 10-Q for period ended November 30, 2010 (SEC Accession Number 0001019687-11-000212
(5)	Filed as exhibit 10.4 to the Form 10-K for year ended February 28, 2011 (SEC Accession Number 0001019687-11-001937)
(6)	Filed as exhibit 10.5 to the Form 10-K for year ended February 28, 2011 (SEC Accession Number 0001019687-11-001937)
(7)	Filed as exhibit 10.6 to the Form 10-K for year ended February 28, 2011 (SEC Accession Number 0001019687-11-001937)
(8)	Filed as exhibit 10.7 to the Form 10-K for year ended February 28, 2011 (SEC Accession Number 0001019687-11-001937)
(9)	Filed as exhibit 21.1 to the Form 10-K for year ended February 28, 2011 (SEC Accession Number 0001019687-11-001937)
(10)	Filed as exhibit 3.2 to the Form 10-K for year ended February 28, 2011 (SEC Accession Number 0001019687-11-001937)
(11)	Filed as exhibit 3.4 to the Form 10-K for year ended February 28, 2011 (SEC Accession Number 0001019687-11-001937)
(12)	Filed as exhibit 3.5 to the Form 10-K for year ended February 28, 2011 (SEC Accession Number 0001019687-11-001937)
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Focus Gold Corporation

Dated: July 11, 2011	By:	/s/ Grant R. White
Grant R. White
Chief Executive Officer and Chief Financial Officer