Form 10-Q
period 2011-08-31
FOCUS GOLD Corp
filed 2011-10-24
CIK 1360564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [ x ]    No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X]    No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[_]	Accelerated filer	[_]

Non-accelerated filer	[_]	Smaller reporting company	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]    No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes [_]    No [_]

The number of shares outstanding of the Issuer’s Common Stock as of October 20, 2011 was 62,356,598.

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

FOCUS GOLD CORPORATION
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets

ASSETS
	August 31, 2011	February 28, 2011
	(unaudited)
Current Assets
Cash and cash equivalents	$7,760	$329,746
Taxes and other amounts receivable	215,302	61,573
Prepaid expenses	83,895	232,287
Note receivable (Note 3)	350,000	-

Total Current Assets	656,957	623,606

Equipment	4,470	4,114
Mineral property rights (Note 4)	6,136,002	6,136,002

Total Assets	$6,797,429	$6,763,722

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$377,013	$107,578
Accounts payable and accrued expenses - related	75,312	50,714
Notes payable (Note 6 )	200,000	-
Mineral option payment liability (Note 7(c))	371,362	371,259
Total Current Liabilities	1,023,687	529,551

Long-Term Debt
Mineral option payment liability (Note 7(c))	489,091	635,608

Total Liabilities	1,512,778	1,165,159

Contingencies and Commitments (Note 7)

Stockholders' Equity
Preferred stock, $0.00001 par value, 100,000,000 shares authorized and none issued and outstanding as of August 31, 2011 and February 28, 2011	-	-
Common stock, $0.00001 par value, authorized 250,000,000 shares, 62,356,598 shares issued and outstanding as of August 31, 2011, 57,945,848 shares issued and outstanding as of February 28, 2011	624	579
Additional paid-in capital	9,595,723	6,991,948
Accumulated other comprehensive income (loss)	(1,946)	396
Accumulated deficit prior to exploration stage	(414,284)	(414,284)
Accumulated deficit during exploration stage	(3,895,466)	(980,076)

Total Stockholders' Equity	5,284,651	5,598,563

Total Liabilities and Stockholders' Equity	$6,797,429	$6,763,722

The accompanying notes are an integral part of these consolidated financial statements

FOCUS GOLD CORPORATION
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three month period ended August 31,		For the Six months ended August 31,		For the period October 1, 2010 (Entry into Exploration Stage) to August 31,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$-

Operating Expenses
Exploration expense	242,889	-	771,767	-	911,434
General & administrative	1,033,996	47,910	2,044,140	102,862	2,867,706

Total Operating Expenses	1,276,885	47,910	2,815,907	102,862	3,779,140

Other Income (Expenses)
Interest income	12,351	-	19,734	-	19,734
Amortization of debt discount	(26,749)	-	(53,586)	-	(70,429)
Interest and financial fees	(65,631)	-	(65,631)	-	(65,631)

Total Other (Expenses)	(80,029)	-	(99,483)	-	(116,326)

Net Loss	$(1,356,914)	$(47,910)	$(2,915,390)	$(102,862)	$(3,895,466)

Basic and Diluted Net Loss Per Share	$(0.03)	$(0.00)	$(0.03)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	61,763,120	61,465,010	61,087,567	61,402,510

The accompanying notes are an integral part of these consolidated financial statements

FOCUS GOLD CORPORATION
(An Exploration Stage Company)
Condensed Consolidated  Statements of Cash flows
(unaudited)

	For the Six month period ended August 31,		For the period October 1, 2010 (Entry into Exploration Stage) to August 31,
	2011	2010	2011
Cash Flows from Operating Activities
Net Loss	$(2,915,390)	$(102,862)	$(3,895,466)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	889		1,145
Amortization of debt discount	53,586		70,429
Stock based compensation	906,100		1,208,133
Common stock issued for services	-	63,000	64,600
Change in operating assets and liabilities:
(Increase) in taxes and other amounts receivable	(153,729)		(181,884)
Decrease / Increase in prepaids	148,392	(12,000)	137,305
Increase in accounts payable and accrued expenses	311,921	28,903	381,096
(Decrease) in accounts payable and accrued expenses - related	(17,888)		(23,119)

Net Cash used in Operating Activities	(1,666,119)	(22,959)	(2,237,761)

Cash Flows from Investing Activities
Pre-acquisition loans to subsidiary	(350,000)		(550,000)
Purchase of equipment	(1,245)		(5,042)
Cash acquired in acquisition	-		70,048
Net Cash (used in ) Investing Activities	(351,245)	-	(484,994)

Cash Flows from Financing Activities
Proceeds from the sale of common stock	1,697,720		2,732,455
Proceeds from note payable	200,000		200,000
Mineral option payment liability	(200,000)		(200,000)
Borrowing form officer or affiliate	-	17,445	-

Net Cash provided by Financing Activities	1,697,720	17,445	2,732,455

Net Increase (Decrease) in Cash	$(319,644)	$(5,514)	$9,700

Foreign currency translation adjustment	(2,342)		(1,946)

Cash and cash equivalents at beginning of period	$329,746	$5,619	$6

Cash and cash equivalents at end of period	$7,760	$105	$7,760

Cash paid for
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

FOCUS GOLD CORPORATION
(An Exploration Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated Deficit Prior to Exploration	Accumulated Deficit During Exploration
	Shares	Amount	Shares	Amount	Capital	(Loss)	Stage	Stage	Total
Balances at February 28, 2010	-	$-	61,340,010	$613	$268,346	$-	$(271,936)	$-	$(2,977)

Common stock issued for professional services at $0.30 per share	-	-	100,000	1	29,999	-	-	-	30,000

Common stock issued for professional services at $0.22 per share	-	-	150,000	2	32,998	-	-	-	33,000

Common stock cancelled without consideration	-	-	(26,000,000)	(260)	260	-	-	-	-

Common stock issued for mineral property option at $0.20 per share	-	-	250,000	2	49,998	-	-	-	50,000

Common stock issued for cash in private placements at $0.20 per share	-	-	4,700,000	47	939,953	-	-	-	940,000

Common stock issued for consulting services at $0.20 per share	-	-	969,000	10	193,790	-	-	-	193,800

Common stock issued for acquisition of subsidiary at $0.31 per share	-	-	16,000,000	160	4,999,840	-	-	-	5,000,000

Common stock issued for consulting services at $0.40 per share	-	-	200,000	2	79,998	-	-	-	80,000

Common stock issued for cash in private placements with warrants at $0.40 per unit	-	-	236,838	2	94,733	-	-	-	94,735

Stock option expense	-	-	-	-	302,033	-	-	-	302,033

Comprehensive income	-	-	-	-	-	396	-	-	396

Net loss for the year ended February 28, 2011	-	-	-	-	-	-	(142,348)	(980,076)	(1,122,424)

Balances at February 28, 2011	-	$-	57,945,848	$579	$6,991,948	$396	$(414,284)	$(980,076)	$5,598,563

Common stock issued for cash in private placements with warrants at $0.40 per unit (net of commissions)	-	-	4,410,750	45	1,697,675	-	-	-	1,697,720

Stock option expense	-	-	-	-	906,100	-	-	-	906,100

Comprehensive income	-	-	-	-	-	(2,342)	-	-	2,342

Net loss for the three month period ended August 31, 2011	-	-	-	-	-	-	-	(2,915,390)	(2,915,390)

Balances at August 31, 2011	-	$-	62,356,598	$624	$9,595,723	$(1,946)	$(414,284)	$(3,895,466)	$5,284,651

The accompanying notes are an integral part of these consolidated financial statements

FOCUS GOLD CORPORATION
(An exploration stage company)
Notes to (unaudited) Condensed Consolidated Financial Statements
For the three and six month period ended August 31, 2011 and 2010

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

The foregoing unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information as well as the instructions to Form 10-Q and article 8 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended February 28, 2011.  In the opinion of management, the unaudited condensed consolidated financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the six month period ended August 31, 2011 are not necessarily indicative of the results that may be expected for the year ending February 29, 2012.

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

FOCUS GOLD CORPORATION
(An exploration stage company)
Notes to (unaudited) Condensed Consolidated Financial Statements
For the three and six month period ended August 31, 2011 and 2010

2. Significant accounting policies (continued)

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

The Company accounts for warrants issued in conjunction with stock issuances under private placement using the fair value method.  Under this method, the value of warrants issued is measured at fair value at the grant date using the Black-Scholes valuation model and recorded as share capital and additional paid-in capital.

(d)	Recently accounting pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (ASU No. 2011-04) “Fair Value Measuremen (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. As a result of the new guidance, U.S. GAAP and the IFRSs have the same definition and meaning of fair value and the same substantive disclosure requirements about fair value measurements (with minor differences in wording and style). ASU No. 2011-04 amends Topic 820 in two ways. Specifically, some of the amendments clarify how to apply the existing fair value measurement and disclosure requirements, while some of the amendments change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements.  ASU No. 2011-04 and IFRS 13 do not extend the use of fair value accounting, but rather provide guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or the IFRS.  ASU No. 2011-04 supersedes much of the guidance in ASC Topic 820, but also clarifies existing guidance and changes certain wording in order to align ASC Topic 820 with IFRS 13. IFRS 13 provides, for the first time, a precise definition of fair value and a single source of fair value measurement requirements, disclosure requirements, and related guidance for use across the IFRSs.  The Company’s adoption of this policy will not have a material effect on the Company’s consolidated financial statements.

FOCUS GOLD CORPORATION
(An exploration stage company)
Notes to (unaudited) Condensed Consolidated Financial Statements
For the three and six month period ended August 31, 2011 and 2010

2. Significant accounting policies (continued)

In June 2011, the FASB issued Accounting Standards Update No 2011-05 (ASU No 2011-05), “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. ASU 2011-05 eliminates the option that permits the presentation of other comprehensive income in the statement of changes in equity and requires presenting components of net income and comprehensive income in either a one-statement approach with totals for both net income and comprehensive income, or a two-statement approach where a statement presenting the components of net income and total net income must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The guidance provided in ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, which updates the guidance in ASC Topic 350, “Intangibles - Goodwill& Other” (ASU-2011-08). The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments in ASU 2011-08 include examples of events and circumstances that an entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, however the examples are not intended to be all-inclusive and an entity my identify other relevant events and circumstances to consider in making the determination. The examples in this ASU 2011-08 supersede the previous examples under ASC Topic 350 of events and circumstances an entity should consider in determining whether it should test for impairment between annual tests, and also supersede the examples of events and circumstances that an entity having a reporting unit with a zero or negative should consider in determining whether to perform the second step of the impairment test. Under the amendments in ASU 2011-08, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit's fair value from a prior year as previously permitted under ASC Topic 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. ASU 2011-08 is not expected to have a material impact on the Company's financial position or results of operations.

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

Certain of the comparative figures have been reclassified to conform to the presentation in the current year. These reclassification had no impact on the company’s balance sheet, results of operations, stockholder’s equity of cash flows.

FOCUS GOLD CORPORATION
(An exploration stage company)
Notes to (unaudited) Condensed Consolidated Financial Statements
For the three and six month period ended August 31, 2011 and 2010

2. Significant accounting policies (continued)

(f)	Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company incurred a net loss of $2,915,390 during the six month period ended August 31, 2011, and an accumulated deficit of $4,309,750 since inception. The Company changed its principal business to the development and exploitation of mineral properties in October 2010, but has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

3.  Note Receivable

The Company loaned under the terms of promissory notes date March 15, 2011and May 25, 2011, the aggregate sum of $350,000 to Metallum Resources plc (“Metallum”) to provide working capital prior to the closing of the Company’s proposed acquisition of Metallum.  The promissory note includes the provision of a security interest in the undertakings and properties of Metallum and 14% interest payable monthly. The promissory note is due and payable the earlier of one year and one day after issuance or 120 days after termination of the acquisition agreement with Metallum (see Note 7(d)).  In the case of termination of  the acquisition agreement by Metallum, Metallum shall immediately pay a penalty of up to $125,000 to the Company in addition to the principal outstanding plus any accrued interest thereon. As at August 31, 2011, the Company has accrued $19,734 as interest receivable under these notes.

FOCUS GOLD CORPORATION
(An exploration stage company)
Notes to (unaudited) Condensed Consolidated Financial Statements
For the three and six month period ended August 31, 2011 and 2010

4. Mineral property rights

The continuity of expenditures on mineral property acquisitions is as follows:

Mineral property	February 28, 2011	Additions	Disposals		August 31, 2011
Canada
Watabeag, Russell Creek,	$50,000	$-	$		$50,000
Mexico
Huicicila	6,086,002	-		-	6,086,002
San Nicholas & Santa Fe	-	-		-	-
Focus I	-	-		-	-
Focus II	-	-		-	-
	$6,136,002	$-		$-	$6,136,002

There are no proven reserves on any of the claims or leases which the Company has under option or has an ownership interest in.  The Company has interests in the following properties:

(a)	Huicicila Claims - Mexico

On November 10, 2010, the Company. signed a definitive agreement to acquire Fairfields Gold S.A. de CV.  Fairfields owns an option to acquire 100% of the Huicicila gold claims in Nayarit Mexico (see Note 7(b)). The Huicicila claims host several high-grade gold-silver veins which have had historical production.  Since acquiring the property, the Company has determined that these veins form part of a larger porphyry gold-copper system.  Since the acquisition at December 31, 2010, the company has conducted an exploration program to determine the extent of this mineralized porphyry system with the objective of developing drill targets for testing.

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
For the three and six month period ended August 31, 2011 and 2010

4.  Mineral property rights (continued)

At February 28, 2011, the Company had not commenced exploration activities on these properties.

(c)	San Nicholas & Santa Fe - Mexico

On February 11, 2011, the Company, through its wholly-owned subsidiary Fairfields entered into an agreement, with the owner of the Santa Fe and San Nicholas mineral claims to acquire an 80% interest in such claims for no cost.  The Santa Fe property strategically extends the ground prospective for both high grade vein and porphyry style gold mineralization.  The San Nicolas property includes the caldera border that lies adjacent to the Huicicila property. The properties have a collective surface area of 220 hectares and are being evaluated with the work programs undertaken for the Huicicila Claims.

(d)	Focus I and II - Mexico

In February and the six months ended August 31, the Company, through its wholly-owned subsidiary Fairfields, staked and applied for additional mineral claims for property contiguous with its Huicicila and San Nicholas and Santa Fe Claims.  These claims are pending.  The properties have a surface area of 18,289.05 hectares for the Focus 1 claims, 10,850 hectares for the Focus 2 claims and 2,367.78 hectares for the Focus 3 claims.  The Company has conducted limited geological work on these claims.

5. Share capital

(a)	Authorized capital

The Company is authorized to issue:

100,000,000 Preferred shares of stock, $0.00001 par value
250,000,000 Common shares of stock, $0.00001 par value

(b)	Share issuances, returns and cancellations during the six month period ended August 31, 2011

During the six month period ended August 31, 2011, the Company received and approved subscriptions for 4,410,750 units at $0.40 per unit for gross proceeds of $1,764,300 less cash issue costs of $66,580 by way of private placement. Each unit consisted of one common share and one-half non-transferable share purchase warrant that entitled the holder to purchase one additional common share at $0.50 per share for a period of one year.

The net proceeds of the financing of $1,679,720 was allocated on a relative fair value basis as $1,444,653 to common shares and $235,067 to warrants.  The fair value of each warrant issued was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 1.0 to 1.25 years; volatility of 84 - 88%; no dividend yield; and a risk free interest rate of 0.18 – 0.23%.

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
For the three and six month period ended August 31, 2011 and 2010

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

Expiry date	Exercise price per share	Balance February 28, 2011	Granted	Forfeited	Expired/ Cancelled	Balance August 31, 2011

February 24, 2016	$0.50	6,400,000	-	-	-	6,400,000

		6,400,000	-	-	-	6,400,000

Weighted average exercise price		$0.50	$-	$-	$-	$0.50

At August 31, 2011, only 2,500,000 of the 6,400,000 stock options granted were exercisable.  The fair value of the vested stock options was $687,192.  The fair value of vested stock options outstanding at February 28, 2011 is calculated on the difference between the exercise prices of the underlying options and the fair market value of the Company’s  common stock as determined by reference to private placement of the Company’s shares of common stock at the reporting date of February 25, 2011 being $0.40.

As the Company does not have historical experience to estimate the expected life of options, the Company used the project development life of its Huicicila concession as its estimate.  The $0.28 fair value of each stock option grant in the year ended February 28, 2011 was calculated using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of 2.5 years; volatility of 141%; no dividend yield; and a risk free interest rate of 0.95%.  The Company recorded stock-based compensation expense of $906,100 in the six month period ended August 31, 2011 (2010 - $nil) for options based on a twelve month service period from January 1, 2011.  The Company has $604,067 in remaining stock based compensation that will be amortized monthly over the remaining four months during the year ended February 2012.

FOCUS GOLD CORPORATION
(An exploration stage company)
Notes to (unaudited) Condensed Consolidated Financial Statements
For the three and six month period ended August 31, 2011 and 2010

5. Share capital (continued)

(d)  Share purchase warrants

The continuity of share purchase warrants is as follows:

Expiry date	Exercise price per share	Balance February 28, 2011	Issued	Exercised	Expired	Balance August 31, 2011

Class A
March 1, 2012	$0.40	-	66,450			66,450
June 12, 2014	$0.40		100,000			100,000

Class B
April 24, 2012	$0.50	118,415				118,419
April 24, 2012	$0.50		1,446,625			1,446,625
May 24, 2012	$0.50		76,250			76,250
July 20,2012	$0.50		682,500			682,500

		118,415	2,371,829			2,585,244

Weighted average exercise price		$0.50	$0.49	$	$	$0.49
Average remaining contractual term (years)						0.78

The Company has issued two classes of warrants as set out below:

Class A warrant	Are non-transferrable, exercisable for cash and have no acceleration of the expiry date.
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

During the six month period ended August 31, 2011, the Company approved unit subscriptions and warrant commissions for an aggregate of 166,640 Class A warrants and 2,205,375 Class A warrants as part of a private placement of units.

6. Notes payable

In July 2011, the Company entered into a Demand Promissory Note (the “Demand Note”) with a private investor as the lender with the principal amount of $200,000.  The Demand Note is payable on demand by the lender after August 30, 2011 and accrues interest at the rate of 2% per month calculated and compounded monthly until maturity.  A commitment arrangement and placement fee of $59,000 is payable at maturity.  If the Demand Note is not repaid upon demand within 3 days, the lender may elect to receive as full repayment for the loan in restricted common stock of the Company at the rate of five times the principal divided by the 10 day average closing price of the Company’s common stock prior to the date of demand.

As of August 31, 2011 and 2010, the accrued interest on the Demand Note was approximately $6,631 and $nil, respectively.

FOCUS GOLD CORPORATION
(An exploration stage company)
Notes to (unaudited) Condensed Consolidated Financial Statements
For the three and six month period ended August 31, 2011 and 2010

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

FOCUS GOLD CORPORATION
(An exploration stage company)
Notes to (unaudited) Condensed Consolidated Financial Statements
For the three and six month period ended August 31, 2011 and 2010

7. Commitments and Contingencies (continued)

•	US$ 100,000 plus applicable VAT, paid on May 24, 2010 (paid).

•	US$ 1,200,000 plus applicable VAT, on six semester payment of US$ 200,000 each one, payable on every August and February month from August 17, 2011 (paid) to February 17, 2114.

•	The issue to the optionee that number of shares of common stock of Fairfields at the end of the option agreement that is 3% of its issued and outstand capital at that time.

•	A Net Smelter Return Royalty (“NSR”) calculated at a rate of the 2.5% above the concentrate sales, payable every quarter over the life of the mines.

This option agreement has an initially maturity of 3 years and 6 months from May 19, 2010.  The company has recorded the fair value of the $1,200,000 of payments under this option in these consolidated financial statements as the discounted value of the cash payments using a rate based on the prevailing market rates of interest available to the Company (the average of interest rates used was estimated to be 11.0%) of $860,453 at August 31, 2011 (after payment of $200,000 in August 2011) and $1,006,867 at February 28, 2011. The carrying amounts of option payment liabilities owing approximates their fair values. The interest is accrued over the estimated payment period of the option payments. The aggregate amount of interest accrued from acquisition through August 31, 2011 was $70,429 and February 28, 2011 $16,843.

(d)	Acquisition of Metallum Resources PLC.

On February 23, 2011, the Company entered into definitive acquisition agreement whereby the Company's to be created, wholly-owned subsidiary, Focus Celtic Gold Corporation, will purchase all outstanding shares of Metallum, a gold and base metals explorer with a focus in Northern Ireland, Republic of Ireland and Scotland. Metallum, founded in 2006, is an unlisted public company incorporated under the laws of England and Wales.  Under the terms of this agreement, the Company will purchase all of Metallum's outstanding shares (currently 73,812,457 shares) at a price of GBP £0.10 per share through the issuance of the Company’s common stock. The number of shares of common stock to be issued at the Agreement's closing will be calculated by multiplying GBP £0.10 (as at August 31, US $0.16) by the GBP/USD exchange rate on the day of closing, divided by the average closing price of the Company’s shares on the OTCBB for the 10-day period ended five trading days prior to the closing date. Regardless of the actual average closing price, the Company’s share price used in this calculation shall not be less than $0.45 and shall not exceed $0.70. The closing of this agreement is subject to Metallum's shareholder approval and certain other conditions. The Company is required to have, for investment in Focus Celtic Gold Corporation $2,000,000 in working capital at the time of closing.  On April 29th, 2011, the parties amended this agreement to provide for termination of this agreement by any party if the closing of this agreement has not occurred by August 31, 2011 or such later date as may be agreed by the parties to this agreement.  As at August 31, 2011, neither party has exercised their right to terminate this agreement.

8. Related party transactions

a)	During the six month period ended August 31, 2011 and 2010, the former president donated services of $nil and $2,359, respectively, which were charged to operations and treated as donated capital.

FOCUS GOLD CORPORATION
(An exploration stage company)
Notes to (unaudited) Condensed Consolidated Financial Statements
For the three and six month period ended August 31, 2011 and 2010

8. Related party transactions (continued)

b)
During the six month period ended August 31, 2011 the Company agreed to pay a monthly fee of $1,500 to a director as compensation for serving as corporate secretary.   The Company paid $9,000 in the six month period ended August 31, 2011 (2010 - $4,500) under this commitment.  A law firm of which the director is a partner is paid a monthly fee of $10,000 under a retainer agreement to provide legal services that was effective since March 1, 2010.  Total fees were $60,000 in the six month period ended August 31, 2011 (2010 - $60,000).  As at August 31, 2011, Mr. Weed and Weed & Company, LLP are due a total of $24,950  (2010 - $54,945).  Mr. Weed was also issued 100,000 shares of restricted common stock, as designee for Law firm at a valuation of $0.30 per share or a total of $30,000 in the six months ended  August 31, 2010.

c)
Commencing August 27, 2010, the Company entered into agreements with the president and CEO of the Company to provide services in exchange for $15,000 per month through December 31, 2010 and $21,000 per month during the year ended December 31, 2011.  During the six month period ended August 31, 2011, the Company paid $130,308 (2010 - $nil) as compensation for such management services.

d)
Effective January 1, 2011, the Company entered into an employment agreement with the director of exploration of the Company to provide services in exchange for $12,000 per month through December 31, 2011.  During the six month period ended August 31, 2011, the Company recorded $72,000 (2010 - $nil) as compensation for such management services.

e)
Effective January 1, 2011, the Company has paid fees to directors of its Mexican subsidiary Fairfields to provide services related to developing Fairfields mineral properties as well as management services in exchange for a fee of 150,000 pesos each monthly ($12,656 monthly at the average rates of exchange during the six month period ended August 31, 2011).  During the six month period ended August 31, 2011, the Company recorded $151,868 (2010 - $nil) as compensation for such management services by these directors.

f)
During the fiscal year ended February 28, 2011, the Company recorded  $5,250  (2010 - $nil) as compensation to a company controlled by a director of the Company for exploration services provided pursuant to a consulting agreement with the Company.

g)	Included in accounts payable and accrued liabilities – related at February 28, 2011 is $75,312 (2010 - $54,945) payable to the firms and directors referred to in this note 8.

9. Subsequent events

(a) In September 2011, the Company entered into two Demand Promissory Notes (the “Notes”) in the aggregate amount of $270,000 from a related party of a financial firm that has been engaged by the Company on an international basis for global capital raises and institutional marketing.  The Notes are due upon demand after November 14, 2011 ($200,000) and November 19, 2011 ($70,000) and immediately upon demand where the Company is in default or non-compliance under this Note or default or non-compliance with other parties customarily including but not limited to, insolvency, bankruptcy or judgements against the Company. The Notes bears interest at the rate of 2% per month calculated and compounded monthly and a commitment arrangement and placement fee of $67,500 per month to a maximum of $135,000 (less interest).  The Notes requires that the first use of any financing provided to the Company of greater than $200,000 be first used to retire the November 19 note in whole or in part and greater than $305,000 in the case of the September 14, 2011 note.

(b) Subsequent to the period end, the Company has agreed with the holder of the a demand promissory note for $200,000 principal amount (see note 6), to settle in full the Company's obligations.

PART I

As used in this Report on Form 10-Q, references to “we,” “us,” “our,” “Focus Gold,” or “our Company” refers to Focus Gold Corporation (formerly, Gold Bag, Inc.), a Nevada corporation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Focus Gold is an exploration stage issuer focused on the acquisition and development of gold mining properties, primarily in the Americas.  Focus Gold left shell company status in October 2010 when it acquired an option on 16 mining claims in the Canadian Province of Ontario from Victoria Gold Corporation.  On December 31, 2010, Focus Gold acquired an option on the Huicicila gold project in Nayarit, Mexico.  Since February 2011, Focus Gold expanded its holdings of mining claims by acquiring five additional gold and silver mining claims adjacent to the Huicicila gold project in Nayarit, Mexico.  Management expects the 32,739 hectares in Nayarit, Mexico to have near term exploration opportunities that will lead to reserves in the next 12-24 months.

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

Results of Operations – Comparison of the Three Month Period Ended August 31, 2011 and 2010

We generated no revenues for the three month period ended August 31, 2011 or 2010.  Total expenses increased to $1,276,885 in the three month period ended August 31, 2011 compared to the amount of $47,910 recorded for the three month period ended august 31, 2010.  This increase was primarily attributable to the Company’s entering into the exploration stage in October 2010 and its commensurate commencement of active operations, with no similar prior period activities, and is reflected in the following items:

●
Exploration expense was $242,889 for the three month period ended August 31, 2011, with no comparable expense in the prior year.  This expense is attributable to the recommencement of exploration activities on our optioned claims in Mexico.  These activities consisted of geologist fees, equipment rental, road building tunnelling and mining and assay costs.

●
General and Administrative expenses increased by $986,086, for the three month period ended August 31, 2011 as compared to the three month period ended August 31, 2010.  This increase was primarily attributable to the overall increase in spending associated with becoming an active company in the exploration stage. The components of General and Administrative expenses are:

o
Consulting expenses was $98,584 for the three month period ended August 31, 2011, as compared to $nil during the three month period ended August 31, 2010.  This increase was primarily attributable to the hiring of consultants to assist the development and support of its business activities.

o
Management fees and salaries increased by $209,194, for the three month period ended August 31, 2011, as compared with the three month period ended August 31, 2010.  This increase was primarily attributable to engaging Grant White as president and CEO and to the engagement of additional directors, managers in our Mexico operations and support staff.

o
Legal and professional expenses increased approximately 59%, or $25,736, for the three month period ended August 31, 2011, as compared to the three month period ended August 31, 2010.  This increase was primarily attributable to tax accounting and compliance costs and the increased costs of audit and review of our financial statements.

o
Depreciation expense was $477 for the three month period ended August 31, 2011, with no comparable expense in the three month period ended August 31, 2010.  This expense is attributable to minor office equipment acquisitions.

o
Stock based compensation expense was $453,050 for the three month period ended August 31, 2011, with no comparable expense in the three month period ended August 31, 2010.  This expense is attributable to the granting of stock options to directors, officers in the fiscal year ended February 28, 2011 and the amortization of resultant stock based compensation expenses.

●
Other income and expenses for the three month period ended August 31, 2011 totalled $80,029, composed of $26,749 from the amortization of the discount record mineral option payment liabilities, with no comparable other expenses in the three month period ended August 31, 2010 and $65,631of interest and finance fees with no comparable expenses in the three month period ended August 31, 2010.  Management expects the amount of other expense related to the amortization of the discount record mineral property option liabilities will continue through to the year ended 2014.  In addition, other income and expenses includes $12,351 of interest income arising from the Company’s loan advance to Metallum plc., with no comparable expense in the three month period ended August 31, 2010.

Management does not believe the percentage increases in expenses is indicative of future increases.  Until the Company engages in exploration activities for a sufficient time to include comparable prior year periods, management is unable to predict the anticipated increases in expenses.

Results of Operations – Comparison of the Six Month Period Ended August 31, 2011 and 2010

We generated no revenues for the three month period ended August 31, 2011 or 2010.  Total expenses increased to $2,815,907 in the six month period ended August 31, 2011 compared to the amount of $102,862 recorded for the six month period ended August 31, 2010.  This increase was primarily attributable to the Company’s entering into the exploration stage in October 2010 and its commensurate commencement of active operations, with no similar prior period activities, and is reflected in the following items:

●
Exploration expense was $771,767 for the six month period ended August 31, 2011, with no comparable expense in the prior year.  This expense is attributable to the recommencement of exploration activities on our optioned claims in Mexico.  These activities consisted of geologist fees, equipment rental, road building, tunnelling and mining and assay costs.

●
General and Administrative expenses increased by $1,941,278, for the six month period ended August 31, 2011 as compared the six month period ended August 31, 2010.  This increase was primarily attributable to the overall increase in spending associated with becoming an active company in the exploration stage. The components of General and Administrative expenses are:

o
Consulting expenses was $222,084 for the six month period ended August 31, 2011, as compared to $nil for the six month period ended August 31, 2010.  This increase was primarily attributable to the hiring of consultants to assist the development and support of the Company’s business activities.

o
Management fees and salaries increased by $405,076, for the six month period ended August 31, 2011, as compared with the six month period ended August 31, 2010.  This increase was primarily attributable to engaging Grant White as president and CEO and to the engagement of additional directors, managers in our Mexico operations and support staff.

o
Legal and professional expenses increased approximately 12% or $11,031, for the six month period ended August 31, 2011, as compared to the six month period ended August 31, 2010.  This increase was primarily attributable to tax accounting and compliance costs and the increased costs of audit and review of our financial statements.

o
Depreciation expense was $889 for the six month period ended August 31, 2011, with no comparable expense in the six month period ended August 31, 2010.  This expense is attributable to minor office equipment acquisitions.

o
Stock based compensation expense was $906,100 for the six month period ended August 31, 2011, with no comparable expense in the six month period ended August 31, 2010.  This expense is attributable to the granting of stock options to directors, officers in the fiscal year ended February 28, 2011 and the amortization of resultant stock based compensation expenses.  Management expects to record the amount of $604,065 of stock based compensation over the period from September 1 through approximately January 15, 2012.

●
Other income and expenses for the six month period ended August 31, 2011 totalled $99,482 composed of $53,586 from the amortization of the discount record mineral option payment liabilities, with no comparable other expenses in the six month period ended August 31, 2010 and $65,631 of interest and financial fees with no comparable expenses in the six month period ended August 31, 2010.  Management expects the amount of other expense related to the amortization of the discount record mineral property option liabilities will continue through to the year ended 2014.  In addition other income and expenses includes $19,734 of interest income arising from its loan advance to Metallum plc., with no comparable expense in the six month period ended August 31, 2010.

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

As of August 31, 2011, the Company’s cash balance was $7,760. Accounts payable and accrued liabilities as well as short term payments under contracts as of August 31, 2011 totaled $1,023,687. The Company’s working capital as at August 31, 2011 was a deficit of $366,729.

During the six month period ended August 31, 2011 and 2010, our sole means of meeting our cash flow requirements was through the sale of our common stock and loans, advances or donations from directors and officers. In the six month period ended August 31, 2011 we generated net proceeds of $1,697,720 from the sale of stock, (2010 - $nil) and  received $nil (2010 - $2,871) of capital contributions and donated services from directors or officers of the Company.  The net proceeds from these stock offerings and contributions were used to satisfy operations requirements and to conduct exploration activities on the Company’s mineral properties in Mexico.

Pursuant to our agreements under which we acquired our option in the Watebeag and Russell Creek properties, we are obligated to undertake exploration work on the property in the amount of $2,000,000 before the third anniversary date of the agreement, October 1, 2013.  In addition, under agreements entered into by our subsidiary Fairfields, since our acquisition of Fairfields on December 31, 2010, we have committed to pay all fees and costs to maintain the underlying claims as well as necessary assessment work and the payment of mineral option payments totaling $1,000,000 through February 2014.  We anticipate that similar fees will be payable each year so long as we maintain our interest in the claims and leases and the payment of $400,000 yearly under the option agreement for the purchase of the Huicicila claims in Mexico.

Other Activities:

The Company is actively looking for acquisitions and joint venture opportunities which can build out its portfolio of mining properties.

Contractual Obligations

There are no contractual obligations other than those described in the notes to the Company’s condensed consolidated financial statements for the six month period ended August 31, 2011.

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

Evaluation of Disclosure Controls and Procedures

Mr. White is the sole officer, one of two directors and the sole employee of the Company. He has evaluated the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of the end of the period covered by this quarterly report. Based on such evaluation, he concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed three months ended August 31, 2011, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Changes in Internal Controls

During the three months ended August 31, 2011, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the quarter ended August 31, 2011, the Company conducted a private placement of $.40 units consisting of one share of its common stock and ½ common stock purchase warrant granting the holder the right to purchase a share of common stock at $.50 per share for one year following purchase of the units.  The Company sold 1,175,000 units, consisting of 1,175,000 shares of common stock and 587,500 common stock purchase warrants.  There was no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction.  This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBITS

Exhibit No.	Date	Description
3.1	December 23, 2005	Articles of Incorporation (1)
3.2	April 22, 2009	Articles of Amendment to the Articles of Incorporation to change name to Gold Bag, Inc.(10)
3.3	n/a	Bylaws (1)
3.4	October 22, 2009	Certificate of Amendment to Articles of Incorporation – change in capital structure (11)
3.5	May 19, 2011	Certificate of Amendment to Articles of Incorporation – name change to Focus Gold Corporation (12)
4.1	n/a	Specimen Stock Certificate for Common Stock (1)
10.1	October 1, 2010	Option Agreement with Victoria Gold Corp. –Watabeag & Russell Creek Properties (2)
10.2	November 10, 2010	Share Purchase Agreement dated November 10, 2010 – Fairfields Gold S.A. de C.V. (3)
10.3	December 13, 2010	Amending Agreement between Focus Gold Mexico Corporation, Gold Bag, Inc. and Fairfields Gold S.A. de C.V. (4)
10.4	February 1, 2011	Fee Agreement with Weed & Co. LLP (5)
10.5	February 23, 2011	Employment Agreement with Grant R. White (6)
10.6	February 28, 2011	Agreement with Dorian L. Nicol, Director of Exploration (7)
10.7	February 7, 2011	2011 Stock and Stock Option Compensation Plan (8)
21.1	October 21, 2011	List of Subsidiaries (9)
31.1	October 21, 2011	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a)*
32.1	October 21, 2011	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sect 1350*
___________________________
(1)	Filed as an exhibit to the registration statement on Form SB-2 filed with the SEC on June 2, 2006.
(2)	Filed as exhibit 10.1 to the Form 8-K dated October 1, 2010 (SEC Accession Number 0001019687-10-003802)
(3)	Filed as exhibit 10.1 to the Form 8-K dated November 10, 2010 (SEC Accession Number 0001019687-10-004170
(4)	Filed as exhibit 10.6 to the Form 10-Q for period ended November 30, 2010 (SEC Accession Number 0001019687-11-000212
(5)	Filed as exhibit 10.4 to the Form 10-K for year ended February 28, 2011 (SEC Accession Number 0001019687-11-001937)
(6)	Filed as exhibit 10.5 to the Form 10-K for year ended February 28, 2011 (SEC Accession Number 0001019687-11-001937)
(7)	Filed as exhibit 10.6 to the Form 10-K for year ended February 28, 2011 (SEC Accession Number 0001019687-11-001937)
(8)	Filed as exhibit 10.7 to the Form 10-K for year ended February 28, 2011 (SEC Accession Number 0001019687-11-001937)
(9)	Filed as exhibit 21.1 to the Form 10-K for year ended February 28, 2011 (SEC Accession Number 0001019687-11-001937)
(10)	Filed as exhibit 3.2 to the Form 10-K for year ended February 28, 2011 (SEC Accession Number 0001019687-11-001937)
(11)	Filed as exhibit 3.4 to the Form 10-K for year ended February 28, 2011 (SEC Accession Number 0001019687-11-001937)
(12)	Filed as exhibit 3.5 to the Form 10-K for year ended February 28, 2011 (SEC Accession Number 0001019687-11-001937)
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Focus Gold Corporation

Dated: October 24, 2011	By:	/s/ Grant R. White
Grant R. White
Chief Executive Officer and Chief Financial Officer