Form 10-Q
period 2011-11-30
FOCUS GOLD Corp
filed 2012-01-23
CIK 1360564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from to

Commission File No. 00-52720

FOCUS GOLD CORPORATION (formerly, GOLD BAG, INC. )

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	26-4205169
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

388 Spadina Road, Toronto Ontario M5P 2V7	(416) 593-8034
(Address of Principal Executive Offices)	(Issuer’s Telephone Number)
 1 Dundas Street West, Suite 2500  Toronto, Ontario Canada   M5G 1Z3

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
DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes ☐    No ☐

The number of shares outstanding of the Issuer’s Common Stock as of January 5, 2012 was 92,691,671.

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

Bal Balance Sheets	3

Stat Statements of Operations	4

Stat Statements of Cash Flows	5

Not Notes to Financial Statements	6

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

FOCUS GOLD CORPORATION
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets

ASSETS
	November 30,	February 28,
	2011	2011
Current Assets	(unaudited)
Cash and cash equivalents	$2,473	$329,746
Taxes and other amounts receivable	98,065	61,573
Prepaid expenses	57,878	232,287
Total Current Assets	158,416	623,606

Equipment	14,869	4,114
Mineral property rights	12,167,541	6,136,002

Total Assets	$12,340,826	$6,763,722

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$897,057	$107,578
Accounts payable and accrued expenses - related	300,163	50,714
Notes payable net of discount	525,764	-
Mineral option payment liability	381,152	371,259
Total Current Liabilities	2,104,136	529,551

Long-Term Debt
Mineral option payment liability	501,983	635,608

Total Liabilities	2,606,119	1,165,159

Contingencies and Commitments
Stockholders' Equity
Preferred stock, $0.00001 par value, 100,000,000 shares authorized and none issued and outstanding as of November 30, 2011 and February 28, 2011	-	-
Common stock, $0.00001 par value, authorized 250,000,000 shares, 86,441,671 shares issued and outstanding as of November 30, 2011, 57,945,848 shares issued and outstanding as of February 28, 2011	864	579
Additional paid-in capital	15,328,237	6,991,948
Accumulated other comprehensive income (loss)	(15,025)	396
Accumulated deficit prior to exploration stage	(414,284)	(414,284)
Accumulated deficit during to exploration stage	(5,235,198)	(980,076)
Total Focus Gold Corporation Equity	9,664,594	5,598,563
Non-controlling Interest in Consolidated Subsidiary	70,113	-
Total Stockholders' Equity	9,734,707	5,598,563

Total Liabilities and Stockholders' Equity	$12,340,826	$6,763,722

The accompanying notes are an integral part of these consolidated financial statements

FOCUS GOLD CORPORATION
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three month period ended November 30,		For the Nine months ended November 30,		For the period October 1, 2010 (Entry into Exploration Stage) to November 30,
	2011	2010	2011	2010	2011
Revenues	$-	$-	$-	$-	$-

Operating Expenses
Exploration expense	78,543	50,000	850,310	50,000	989,977
General & administrative expenses	1,070,035	124,832	3,114,176	227,694	3,937,741

Total Operating Expenses	1,148,578	174,832	3,964,486	277,694	4,927,718
Other Income (Expenses)
Interest income	7,614	197	27,348	197	27,348
Amortization of debt discount	(22,682)	-	(76,268)	-	(93,111)
Interest and financial fees	(176,478)	-	(242,108)	-	(242,109)

Total Other Income (Expenses)	(191,546)	197	(291,028)	197	(307,872)

Net Loss	$(1,340,124)	$(174,635)	$(4,255,514)	$(277,497)	$(5,235,590)

Net loss attributable to non-controlling interest	392	-	392	-	392

Net Loss Attributable to Focus Gold Stockholders	$(1,339,732)	$(174,635)	$(4,255,122)	$(277,497)	$(5,235,198)

Basic and Diluted Net Loss Per Share	$(0.02)	$(0.00)	$(0.07)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	62,356,598	51,209,455	61,507,501	56,337,233

The accompanying notes are an integral part of these consolidated financial statements

FOCUS GOLD CORPORATION
(An Exploration Stage Company)
Condensed Consolidated  Statements of Cash flows
(unaudited)

	For the Nine month period ended November 30,		For the period October 1, 2010 (Entry into Exploration Stage) to November 30,
	2011	2010	2011
Cash Flows from Operating Activities
Net Loss	$(4,255,122)	$(277,497)	$(5,235,198)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,755		2,011
Amortization of debt discount	76,268		93,111
Interest expense	4,840		4,840
Stock based compensation	1,359,150		1,661,183
Non-controlling interest	392		392
Common stock issued for services	-	113,000	64,600
Change in operating assets and liabilities:
(Increase) in taxes and other amounts receivable	(25,095)	(197)	(53,250)
Decrease / (Increase) in prepaid expenses	211,116	(3,000)	200,029
Increase in accounts payable and accrued expenses	474,137		543,312
Increase in accounts payable and accrued expenses - related	169,278	63,405	164,047
Net Cash (Used in) Operating Activities	(1,983,281)	(104,289)	(2,554,923)

Cash Flows (Used in) Provided by Investing Activities
Pre-acqusition loans to subsidiary	(395,347)		(595,347)
Purchase of equipment	(1,268)		(5,065)
Cash acquired in acquisition	793		70,841
Issuance of note receivable		(60,000)

Net Cash (Used in ) Investing Activities	(395,822)	(60,000)	(529,571)

Cash Flows Provided by (Used in) Financing Activities
Proceeds from the sale of common stock	1,697,720	910,000	2,732,455
Proceeds from notes payable	570,000		570,000
Mineral option payment liability	(200,000)		(200,000)
Borrowing from officer or affiliate		18,044	-
Net Cash provided by Financing Activities	2,067,720	928,044	3,102,455

Net Increase (Decrease) in Cash	$(311,383)	$763,755	$17,961

Foreign currency translation adjustment	(15,890)		(15,494)

Cash and Cash Equivalents at Beginning of Period	$329,746	$5,619	$6

Cash and Cash Equivalents at End of Period	$2,473	$769,374	$2,473

Cash paid for
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

FOCUS GOLD CORPORATION
(An Exploration Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Non-controlling	Accumulated Other Comprehensive Income	Accumulated Deficit Prior to Exploration	Accumulated Deficit During Exploration	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	interest	(Loss)	Stage	Stage	Equity
Balances at February 28, 2010	-	$-	61,340,010	$613	$268,346	-	$-	$(271,936)	$-	$(2,977)

Common stock issued for professional services at $0.30 per share	-	-	100,000	1	29,999	-	-	-	-	30,000

Common stock issued for professional services at $0.22 per share	-	-	150,000	2	32,998	-	-	-	-	33,000

Common stock cancelled without consideration	-	-	(26,000,000)	(260)	260	-	-	-	-	-

Common stock issued for mineral property option at $0.20 per share	-	-	250,000	2	49,998	-	-	-	-	50,000

Common stock issued for cash in private placements at $0.20 per share	-	-	4,700,000	47	939,953	-	-	-	-	940,000

Common stock issued for consulting services at $0.20 per share	-	-	969,000	10	193,790	-	-	-	-	193,800

Common stock issued for acquisition of subsidiary at $0.31 per share	-	-	16,000,000	160	4,999,840	-	-	-	-	5,000,000

Common stock issued for consulting services at $0.40 per share	-	-	200,000	2	79,998	-	-	-	-	80,000

Common stock issued for cash in private placements with warrants at $0.40 per unit	-	-	236,838	2	94,733	-	-	-	-	94,735

Stock option expense	-	-	-	-	302,033	-	-	-	-	302,033

Comprehensive income	-	-	-	-	-	-	396	-	-	396

Net loss for the year ended February 28, 2011	-	-	-	-	-	-	-	(142,348)	(980,076)	(1,122,424)

Balances at February 28, 2011	-	$-	57,945,848	$579	$6,991,948	-	$396	$(414,284)	$(980,076)	$5,598,563

Common stock issued for cash in private placements with warrants at $0.40 per unit (net of commissions)	-	-	4,410,750	45	1,697,675	-	-	-	-	1,697,720

Common stock issued for acquisition of subsidiary and accruals of non-controlling interest			24,085,073	240	5,230,387	70,505				5,301,132

Stock option expense	-	-	-	-	1,359,151	-	-	-	-	1,359,151

Warrants issued for debt discount	-	-	-	-	49,076	-				49,076

Comprehensive income (loss)	-	-	-	-	-	-	(15,421)	-	-	(15,421)

Less attributable to non-controlling interest in subsidiary						(392)				(392)

Net loss for the nine month period ended November 30, 2011	-	-	-	-	-	-	-	-	(4,255,122)	(4,255,122)

Balances at November 30, 2011	-	$-	86,441,671	$864	$15,328,237	$70,113	$(15,025)	$(414,284)	$(5,235,198)	$9,734,707

The accompanying notes are an integral part of these consolidated financial statements

FOCUS GOLD CORPORATION
(An exploration stage company)
Notes to (unaudited) Condensed Consolidated Financial Statements
For the three and nine month period ended November 30, 2011 and 2010

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

On December 31, 2010, the Company acquired 100% ownership of Fairfields Gold S.A. de CV, a Mexican corporation involved in the exploration and expansion of its mineral properties.  On October 25, 2011, the Company completed on the acquisition of 98.67% ownership of Metallum Resources Plc., an England &Wales corporation which is also involved in the exploration and expansion of its mineral properties.  The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

All significant intercompany accounts and transactions are eliminated in consolidation.

The foregoing unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information as well as the instructions to Form 10-Q and article 8 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended February 28, 2011.  In the opinion of management, the unaudited condensed consolidated financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the nine month period ended November 30, 2011 are not necessarily indicative of the results that may be expected for the year ending February 29, 2012.

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
For the three and nine month period ended November 30, 2011 and 2010

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

The Company recognized the value of detachable warrants issued in conjunction with issuance of the convertible debenture using the Black-Scholes pricing model. The Company recorded the relative fair value of the warrant as an increase to additional paid-in capital and discount against the related debt. The discount attributed to the value of the warrants is being amortized over the term of the underlying debt.

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
For the three and nine month period ended November 30, 2011 and 2010

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

In December 2011, the FASB issued ASU No. 2011- 12, “Comprehensive Income – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 defers changes in Update 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (November 30, 2012 for the Company). We do not expect the adoption of ASU 2011-12 to have a material impact on our results of operations, financial condition, or cash flows.

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

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company incurred a net loss of $4,255,122 during the nine month period ended November 30, 2011, and an accumulated deficit of $5,649,482 since inception. The Company changed its principal business to the development and exploitation of mineral properties in October 2010, but has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

FOCUS GOLD CORPORATION
(An exploration stage company)
Notes to (unaudited) Condensed Consolidated Financial Statements
For the three and nine month period ended November 30, 2011 and 2010

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

3.	Acquisition of Metallum Resources Plc.

On February 23, 2011, the Company entered into definitive acquisition agreement (the “Metallum Acquisition Agreement”) to purchase all outstanding shares of Metallum Resources Plc. (“Metallum”), a gold and base metals explorer with a focus in Northern Ireland, Republic of Ireland and Scotland.  Metallum, founded in 2006, is an unlisted public company incorporated under the laws of England and Wales.  Under the terms of this agreement, the Company agreed to purchase all of Metallum's outstanding shares at a price of GBP £0.10 per share through the issuance of the Company’s common stock. The number of shares of common stock to be issued at the Agreement's closing was to be calculated by multiplying GBP £0.10 by the GBP/USD exchange rate on the day of closing, divided by the average closing price of the Company’s shares on the OTCBB for the 10-day period ended five trading days prior to the closing date.  Effective June 29, 2011 the parties agreed to a conversion ratio of 1 share of the Company’s common stock for each 3.25 Metallum common shares based on a 5 day average trading price of the Company of $0.493 per share and a conversion rate of £ to $ of 1.60:1.

On October 25, 2011, the Company closed on the Metallum Acquisition agreement.  In consideration, the Company issued 24,085,073 shares of its common stock to stockholders of Metallum at an agreed price of $0.49 per share for 74,107,915 or 98.67% of Metallum’s outstanding shares and issued 21,167,142 options for the purchase of common shares of the Company with an exercise price of $0.49 per share expiring December 31, 2012 for 65,129,669 or approximately 99.5% of Metallum’s 65,454,669 outstanding options. This acquisition further expands the Company’s geographical scope as well as its mineral property acreage.

Fair Value Determination and Allocation of Consideration Transferred

In accordance with ASC 805: Business Combinations, the Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their fair values at the acquisition date of October 25, 2011. The excess purchase price over those fair values is recorded as mineral property rights.  At November 30, 2011, the Company has not yet determined whether there are any proven reserves on the property. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, are based on management’s assessment of fair value.  The excess purchase price is an estimate.  The Company is in process of doing a formal valuation to allocate the purchase price.

FOCUS GOLD CORPORATION
(An exploration stage company)
Notes to (unaudited) Condensed Consolidated Financial Statements
For the three and nine month period ended November 30, 2011 and 2010

The fair value of the 24,085,073 common shares was determined to be $0.19 per share based on the fair value of the Company’s stock on October 25, 2011, the acquisition date.  The options were valued at $654,464 using a Black Scholes valuation model.  The following assumptions were used in the Black Scholes calculation: expected life of 1.18 years; volatility of 98.5%; no dividend yield; and a risk free interest rate of 0.11%.

The following is a summary of the estimates of the fair value of the acquired assets less assumed liabilities at the acquisition date:

Net assets acquired and liabilities assumed:

Cash	$793
Taxes recoverable and prepaid expenses	48,105
Equipment	11,557
Mineral property rights	6,031,539
Accounts payable and accrued liabilities	(790,861)
Non-controlling interest	(70,505)

Paid by issuance of 24,085,073 shares of common stock, 21,167,142 options to purchase shares of the Company’s common stock until December 31, 2012	$5,230,628

Metallum Results of Operations

The following table presents the amount of revenues, loss from operations, non-controlling interest and net loss of Metallum included in the Company’s consolidated statements of operations from the date of the acquisition October 25, 2011 through November 30, 2011:

Revenues	$-
Net loss	(29,433)
Net loss attributable to non-controlling interest	392
Net loss attributable to Focus Gold stockholders	$(29,041)

Pro Forma Results
The following table presents the estimated unaudited pro forma consolidated results as if the business combination occurred as of March 1, 2010 and 2009, respectively. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place as of March 1, 2010 and March 1, 2009, respectively:

	Year Ended	Year Ended
	February 28, 2011	February 28, 2010
Revenues	$-	$-
Net Loss	(1,765,908)	(654,195)
Net loss attributable to non-controlling interest	$8,957	$6,981
Net loss attributable to Focus Gold stockholders	(1,786,951)	(647,214)

FOCUS GOLD CORPORATION
(An exploration stage company)
Notes to (unaudited) Condensed Consolidated Financial Statements
For the three and nine month period ended November 30, 2011 and 2010

4.	Mineral property rights

The continuity of expenditures on mineral property acquisitions is as follows:

Mineral property	February 28, 2011	Additions	Disposals		November 30, 2011
Canada
Watabeag, Russell Creek,	$50,000	$-	$		$50,000
Mexico
Huicicila	6,086,002	-		-	6,086,002
San Nicholas & Santa Fe	-	-		-	-
Focus I	-	-		-	-
Focus II	-	-		-	-
United Kingdom & Ireland
Metallum Claims		6,031,539			6,031,539
	$6,136,002	$6,031,539		$-	$12,167,541

There are no proven reserves on any of the claims or leases which the Company has under option or has an ownership interest in.  The Company has interests in the following properties:

(a)	Huicicila Claims - Mexico

On November 10, 2010, the Company signed a definitive agreement to acquire Fairfields Gold S.A. de CV.  Fairfields owns an option to acquire 100% of the Huicicila gold claims in Nayarit Mexico (see Note 7(b)).  The Huicicila claims contain a high grade gold-silver mesothermal vein.   The property is located 25 kilometers southeast of Tepic and 10 kilometers northwest of Compostela in the State of Nayarit.  The Project is covered by five mining claims with a surface of 1012 hectares.

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
For the three and nine month period ended November 30, 2011 and 2010

The Russell Creek property is a total of 128 hectares and is located approximately 70 kilometers east of Timmins.  Minor exploration for gold commenced in 1980 when Asarco (Cook Joint Venture) completed ground magnetic and EM surveys in the area of two weak airborne EM conductors. The surveys defined a north west trending fault structure along Russell Creek.

At November 30, 2011, the Company had not commenced exploration activities on these properties.

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

(d)	Focus 1 to 3 - Mexico

In February and the nine months ended November 30, the Company, through its wholly-owned subsidiary Fairfields, staked and applied for additional mineral claims for property contiguous with its Huicicila and San Nicholas and Santa Fe Claims.  These claims are pending.  The properties have a surface area of 18,289.05 hectares for the Focus 1 claims, 10,850 hectares for the Focus 2 claims and 2,367.78 hectares for the Focus 3 claims.  The Company has conducted limited geological work on these claims.

(e)	Metallum properties - United Kingdom and Ireland

Includes thirty one exploration licenses in Northern Ireland, Scotland and Ireland covering in excess of 388,000 hectares owned by Metallum, the Company’s 98.67% owned subsidiary. The licenses cover areas of known mineral occurrences and geochemical anomalies in terrain that is geologically prospective for a number of deposit types for a variety of metals. The main emphasis will be on advancing gold and gold-copper targets though there is also the potential for poly-metallic massive sulphides.  The Company’s extensive review of data on the Metallum licenses has identified 3 priority areas that will be the focus of initial exploration: Fore Burn, Scotland (gold-copper); Sperrins, N. Ireland (gold) and Clogher Valley, Ireland and N. Ireland (base metals).

5.	Notes payable

In July 2011, the Company entered into a Demand Promissory Note (the “Demand Note”) with a private investor as the lender with the principal amount of $200,000.  The Demand Note is payable on demand by the lender after August 30, 2011 and accrues interest at the rate of 2% per month calculated and compounded monthly until maturity.  A commitment, arrangement and placement fee of $59,000 is payable at maturity.  The commitment,  arrangement and placement fee of $59,000 has been included in accounts payable and accrued expenses on the balance sheet.  If the Demand Note is not repaid upon demand within 3 days, the lender may elect to receive as full repayment for the loan in restricted common stock of the Company at the rate of five times the principal divided by the 10 day average closing price of the Company’s common stock prior to the date of demand.  The Company is in discussions with the note holder to finalize a settlement agreement.

In September 2011, the Company entered into two Demand Promissory Notes (the “Notes”) in the aggregate amount of $270,000 from a related party of a financial firm that has been engaged by the Company on an international basis for global capital raises and institutional marketing.  The Notes are due upon demand after November 14, 2011 ($200,000) and November 19, 2011 ($70,000) and immediately upon demand where the Company is in default or non-compliance under this Note or default or non-compliance with other parties customarily including but not limited to, insolvency, bankruptcy or judgements against the Company. The Notes bear interest at the rate of 2% per month calculated and compounded monthly and a commitment arrangement and placement fee of $67,500 per month to a maximum of $135,000 (less interest).  The commitment arrangement and placement fee of $135,000 has been included in accounts payable and accrued expenses on the balance sheet.  The Notes requires that the first use of any financing provided to the Company of greater than $200,000 be first used to retire the September 19 Note in whole or in part and greater than $305,000 in the case of the September 14 Note.  As at November 30, 2011, the Notes were due and payable to the note holders subject to demand.  As of this date no demand for payment has been made and the Company is in ongoing discussions with the Lenders.

FOCUS GOLD CORPORATION
(An exploration stage company)
Notes to (unaudited) Condensed Consolidated Financial Statements
For the three and nine month period ended November 30, 2011 and 2010

On October 25, 2011, the Company issued a 6% convertible redeemable secured note (the “6% Note”) for a principal amount of $100,000.  The 6% Note is due and payable October 25, 2012 and accrues interest on the outstanding principal balance at the rate of 6% per annum. The 6% Note is convertible at any time after April 25, 2012, into shares of the Company's common stock at a conversion price that is equal to 70% of the lowest closing bid price of the Company’s common stock as reported on the National Quotations Bureau Pink Sheets on which the Company’s shares are traded, for any of the five trading days including the day upon which a Notice of Conversion is received by the Company.  At any time, the Company has the option to redeem the 6% Note and pay to the note holder 150% of the unpaid principal amount of the 6% Note, in full.  As part of the loan, the Company issued to the note holder 666,666 transferable warrants to purchase one common share per warrant at $0.15 per share for a period of three years.  The fair value of the 666,666 warrants was $96,372. The fair value of each warrant issued was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 3.0 years; volatility of 126.9%; no dividend yield; and a risk free interest rate of 0.43%.  The fair value of the liability at November 30, 2011 is $55,764.  The balance of the fair value of the warrants of $44,236 will be amortized over the remaining life of the 6% Note.

6.	Share capital

(a)	Authorized capital

The Company is authorized to issue:

100,000,000 Preferred shares of stock, $0.00001 par value
250,000,000 Common shares of stock, $0.00001 par value

(b)	Share issuances, returns and cancellations during the nine month period ended November 30, 2011

During the nine month period ended November 30, 2011, the Company received and approved subscriptions for 4,410,750 units at $0.40 per unit for gross proceeds of $1,764,300 less cash issue costs of $66,580 by way of private placement. Each unit consisted of one common share and one-half non-transferable share purchase warrant that entitled the holder to purchase one additional common share at $0.50 per share for a period of one year.

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

FOCUS GOLD CORPORATION
(An exploration stage company)
Notes to (unaudited) Condensed Consolidated Financial Statements
For the three and nine month period ended November 30, 2011 and 2010

On October 25, 2011, the Company issued an aggregate 24,085,073 common shares at a fair value at the date of acquisition October 25, 2011 of $4,576,164 pursuant to a definitive stock acquisition agreement of the Company dated February 23, 2011, to acquire 98.67% of the common shares of Metallum Resources Plc.

(c)	Stock options

The Company has an incentive share option plan (the "Plan") that it adopted February 7, 2011, that allows it to grant incentive stock options to its officers, directors, employees and other persons associated with the Company.  The Plan is intended to advance the best interests of the Company by providing those persons who have a substantial responsibility for its management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company.  Further, the availability and offering of stock options and common stock under the Plan supports and increases the Company's ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability of the Company depends.  The Board reserved 10,000,000 shares of common stock for issuance under the Plan.  As of the fiscal year end, February 28, 2011, the Board had granted options to purchase 6,400,000 shares of common stock at $.50 per share to 7 persons.  Through the nine month period ended November 30, 2011, no further grants of options have been made under this plan.

Expiry date	Exercise price per share	Balance February 28, 2011	Granted	Forfeited	Expired/ Cancelled	Balance August 31, 2011

February 24, 2016	$0.50	6,400,000	-	-	-	6,400,000

		6,400,000	-	-	-	6,400,000

Weighted average exercise price		$0.50	$-	$-	$-	$0.50

At November 30, 2011, only 2,700,000 of the 6,400,000 stock options granted were exercisable.  The fair value of the vested stock options was $764,522.  The fair value of vested stock options outstanding at November 30, 2011 is calculated on the difference between the exercise prices of the underlying options and the fair market value of the Company’s common stock as determined by reference to private placement of the Company’s shares of common stock at the reporting date of February 25, 2011 being $0.40.

As the Company does not have historical experience to estimate the expected life of options, the Company used the project development life of its Huicicila concession as its estimate.  The $0.28 fair value of each stock option grant in the year ended February 28, 2011 was calculated using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of 2.5 years; volatility of 141%; no dividend yield; and a risk free interest rate of 0.95%.  The Company recorded stock-based compensation expense of $1,359,151 in the nine month period ended November 30, 2011 (2010 - $nil) for options based on a twelve month service period from January 1, 2011.  The Company has $151,017 in remaining stock based compensation that will be amortized through December 31, 2011.

(d)	Share purchase warrants

The continuity of share purchase warrants is as follows:

FOCUS GOLD CORPORATION
(An exploration stage company)
Notes to (unaudited) Condensed Consolidated Financial Statements
For the three and nine month period ended November 30, 2011 and 2010

Expiry date	Exercise price per share	Balance February 28, 2011	Issued	Exercised	Expired	Balance November 30 , 2011

Class A
March 1, 2012	$0.40		66,450			66,450
June 12, 2014	$0.40		100,000			100,000

Class B
April 24, 2012	$0.50	118,415				118,419
April 24, 2012	$0.50		1,446,625			1,446,625
May 24, 2012	$0.50		76,250			76,250
July 20,2012	$0.50		682,500			682,500

Promissory Note Warrant
October 25, 2014	$0.15		666,666			666,666
Total Warrants Outstanding		118,415	3,038,491			3,156,910

Weighted average exercise price		$0.50	$0.42	$	$	$0.42
Average remaining contractual term (years)						0.65

The Company has issued two classes of warrants as set out below:

Class A warrant	Are non-transferrable, exercisable for cash and have no acceleration of the expiry date.

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

Promissory Note Warrant
Are transferrable and entitles the holder to purchase one additional common share at $0.15 per share for a period of three years.  In lieu of the cash payment the holder has the right to convert this warrant in whole or in part without payment of any kind into that number of shares of common stock of the Company equal to the quotient obtained by dividing the aggregate of the closing price of the Company’s common stock on the day immediately preceding the conversion less the aggregate purchase price of the shares being exercised divided by the closing price of the Company’s common stock on the day immediately preceding the conversion.

During the nine month period ended November 30, 2011, the Company approved unit subscriptions and warrant commissions for an aggregate of 166,640 Class A warrants and 2,205,375 Class B warrants as part of a private placement of units.  In addition the Company approved an additional 666,666 warrants as part of a promissory note financing (see Note 5).

FOCUS GOLD CORPORATION
(An exploration stage company)
Notes to (unaudited) Condensed Consolidated Financial Statements
For the three and nine month period ended November 30, 2011 and 2010

(e)  Class A Options

Each Class A Option entitles the holder to purchase one additional common share at US$0.49 per share through December 31, 2012.  Holders of Class A Options may elect to exercise Class A Options by means of common cashless exercise provision based upon the 20 day volume weighted average price (VWAP) prior to exercise. Holders of Class A Options electing cashless exercise will receive that number of shares equal to (the 20 day VWAP minus $0.49) divided by the 20 day VWAP multiplied by the number of Options held.  During the nine month period ended November 30, 2011 the Company issued 21,167,142 Acquisition Options in exchange for 65,129,669 Metallum options providing the Company with the option to acquire an additional 65,129,669 common shares of Metallum for £0.10 per share through December 31, 2012.  No acquisition Options have been exercised.  The Acquisition Options have a remaining live of 1.08 years and an average exercise price of $0.49 per share.

7.	Commitments and Contingencies

(a)
On October 1, 2010, the Company entered into an option agreement with Victoria Gold Corp., covering 16 gold mining claims in the Province of Ontario.  On November 9, 2011 the agreement was amended.  Under the amended agreement, the Company has the right to acquire Victoria’s ownership interest in the sixteen mining claims known as the Watabeag and Russell Creek properties.  To exercise the option and receive the exclusive right to earn a 100% interest in the Watabeag and Russell Creek properties, the Company has  issued 250,000 shares of its common stock and must complete $2,000,000 of cumulative exploration and maintenance expenditures on or before the fourth anniversary date of the agreement.  Of the $2,000,000 of cumulative exploration and maintenance expenditures, $375,000 must be incurred on or before the second anniversary date of the agreement and $25,000 must be paid to Victoria Gold Corp. on or before December 31, 2011 and on each of the second and third anniversary dates of the agreement.  Upon the commencement of commercial production, the Company will pay a royalty equal to 3.0% of Net Smelter Returns.  The Company has the ability to buy back 1% of the Royalty at any time for $1 million.

(b)
On November 10, 2010, the Company signed a definitive agreement to acquire Fairfields Gold S.A. de CV.  Fairfields owns an option to acquire 100% of the Huicicila gold project in Nayarit Mexico.  Under the terms of the definitive agreement, Fairfields selling stockholders have the opportunity to receive additional shares based on performance as per the following schedule:

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

In addition, Fairfields shareholders received an option to acquire up to 25% of Focus Gold Mexico Corporation, a wholly owned subsidiary of the Company, created to acquire Fairfields.  The option price payable upon the exercise of the option shall be 25% of the sum of (i) $5,000,000, (ii) the dollar value of all payments made in respect of the deferred payments outlined above as at the date of exercise of the option, and (iii) the dollar value of any shareholders’ equity contributed into Fairfields after December 31, 2010 until the date of exercise of the option.  The option may only be exercised for cash.

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
For the three and nine month period ended November 30, 2011 and 2010

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

This option agreement has an initially maturity of 3 years and 6 months from May 19, 2010.  The company has recorded the fair value of the $1,200,000 of payments under this option in these consolidated financial statements as the discounted value of the cash payments using a rate based on the prevailing market rates of interest available to the Company (the average of interest rates used was estimated to be 11.0%) of $883,135 at November 30, 2011 (after payment of $200,000 in August 2011) and $1,006,867 at February 28, 2011. The carrying amounts of option payment liabilities owing approximates their fair values. The interest is accrued over the estimated payment period of the option payments. The aggregate amount of interest accrued from acquisition through November 30, 2011 was $76,268 and February 28, 2011 $16,843.

8.	Related party transactions

a)	During the nine month period ended November 30, 2011 and 2010, the former president donated services of $nil and $2,359, respectively, which were charged to operations and treated as donated capital.

b)
During the nine month period ended November 30, 2011 the Company agreed to pay a monthly fee of $1,500 to a director as compensation for serving as corporate secretary.   The Company paid or accrued $13,500 in the nine month period ended November 30, 2011 (2010 - $13,500) under this commitment.  A law firm of which the director is a partner is paid a monthly fee of $10,000 under a retainer agreement to provide legal services that was effective since March 1, 2010.  Total fees were $90,000 in the nine month period ended November 30, 2011 (2010 - $90,000).   Mr. Weed was also issued 100,000 shares of restricted common stock, as designee for Law firm at a valuation of $0.30 per share or a total of $30,000 and an additional 150,000 were issued on July 31, 2010 with a value of $33,000 as payment toward his monthly retainer agreement in the nine months ended November 30, 2010.  As of December 18, 2011 Mr. Weed is no longer a director of the Company.

c)
Commencing August 27, 2010, the Company entered into agreements with the president and CEO of the Company to provide services in exchange for $15,000 per month through December 31, 2010 and $21,000 CDN per month during the year ended December 31, 2011.  During the nine month period ended November 30, 2011, the Company paid $191,838 (2010 - $58,500) as compensation for such management services.

d)
Effective January 1, 2011, the Company entered into an employment agreement with the director of exploration of the Company to provide services in exchange for $12,000 per month through December 31, 2011.  During the nine month period ended November 31, 2011, the Company recorded $108,000 (2010 - $nil) as compensation for such management services.

e)
Effective January 1, 2011, the Company has paid fees to directors and management of its Mexican subsidiary Fairfields to provide services related to developing Fairfields mineral properties as well as management services in exchange for a fee of 214,284 pesos each monthly ($17,359 monthly at the average rates of exchange during the nine month period ended November 30, 2011).  During the nine month period ended November 30, 2011, the Company recorded $312,466 (2010 - $nil) as compensation for such management services.

FOCUS GOLD CORPORATION
(An exploration stage company)
Notes to (unaudited) Condensed Consolidated Financial Statements
For the three and nine month period ended November 30, 2011 and 2010

f)
During the fiscal year ended February 28, 2011, the Company recorded $5,250 (2010 - $nil) as compensation to a company controlled by a director of the Company for exploration services provided pursuant to a consulting agreement with the Company.

g)
Included in accounts payable and accrued liabilities – related at November 30, 2011 is $300,162 (2010 - $ $90,044) payable to the firms and persons referred to in this Note 8 and persons or firms related with these persons and firms.

9.	Subsequent events

a)
The Company adopted a share incentive plan (the "2011 Share Incentive Plan") December 18, 2011, to advance the interests of the Corporation by providing directors, selected employees and consultants of the Corporation with the opportunity to acquire shares of the Corporation’s common stock. By encouraging stock ownership, the Corporation seeks to attract, retain and motivate the best available personnel for positions of substantial responsibility; to provide additional incentive to directors, selected employees and consultants of the Corporation to promote the success of the business as measured by the value of its shares; and generally to increase the commonality of interests among directors, employees, consultants and other shareholders.  The Board reserved 10,000,000 shares of common stock for issuance under the 2011 Share Incentive Plan.  As of the date hereof, the Board had granted 6,250,000 incentive shares to three persons under consulting agreements for geologic, business development and drilling/mining services to be rendered to the Company in Latin America over a two year period.

b)
In December 2011, the Company received and approved subscriptions for 1,333,333 flow-through units at $0.15 per unit for gross proceeds of $200,000 less cash issue costs of $20,000 by way of private placement. Each flow-through unit consisted of one common share and one-half of one non-transferable share purchase warrant.  Each whole warrant entitles the holder to purchase one additional common share at $0.25 per share for a period of 2 years from the date of closing.  In connection with the private placement, the Company’s agent additionally received 133,333 non-assignable warrants to purchase shares of the Company’s common stock at a price of $0.15 per share for a period of two years.

c)
In December 2011, the Company entered into an asset purchase agreement for the sale of the Company’s rights to take and process the waste stockpiles from historical mining present on the 4 CILA claims which are part of the Company’s Huicicila gold claims in Nayarit Mexico for proceeds of $1,000,000.   As of January 23, 2012 the Company has not received proceeds from this transaction.

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

On October 25, 2011, Focus Gold Corporation (the “Company”) completed the acquisition of Metallum Resources PLC (“Metallum”).  The Company issued 24,085,073 shares of common stock and options to acquire 21,167,142 additional shares to 57 non- U.S. persons for 98.67% of the issued and outstanding securities of Metallum.  This acquisition gives the Company ownership of thirty one exploration licenses in Northern Ireland, Scotland and Ireland covering in excess of 388,000 hectares, including licenses near and in geology identical to Dalradian Resources (DNA on the TSX) in N. Ireland. The licenses cover areas of known mineral occurrences and geochemical anomalies in terrain that is geologically prospective for a number of deposit types for a variety of metals. The main emphasis will be on advancing gold and gold-copper targets though there is also the potential for poly-metallic massive sulphides. Focus Gold's extensive review of data on the Metallum licenses has identified 3 priority areas that will be the focus of initial exploration: Fore Burn, Scotland (gold-copper); Sperrins, N. Ireland (gold) and Clogher Valley, Ireland and N. Ireland (base metals).

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

Results of Operations – Comparison of the Three Month Period Ended November 30, 2011 and 2010

We generated no revenues for the three month period ended November 30, 2011 or 2010.  Total operating expenses increased to $1,148,578 in the three month period ended November 30, 2011 compared to the amount of $174,832 recorded for the three month period ended November 30, 2010.  This increase was primarily attributable to the Company’s entering into the exploration stage in October 2010 and its commensurate commencement of active operations, with no similar prior period activities, and is reflected in the following items:

●
Exploration expense was $78,543 for the three month period ended November 30, 2011, compared to an expense of $50,000 for the three month period ended November 30, 2010.  This increase in expenses is attributable to the management of and reporting on exploration activities on our optioned claims in Mexico.

●
General and Administrative expenses increased by $945,203, for the three month period ended November 30, 2011 as compared to the three month period ended November 30, 2010.  This increase was primarily attributable to the overall increase in spending associated with becoming an active company in the exploration stage. The components of General and Administrative expenses are:

o
Consulting expenses were $78,116 for the three month period ended November 30, 2011, as compared to $nil during the three month period ended November 30, 2010.  This increase was primarily attributable to the hiring of consultants to assist the development and support of its business activities.

o
Management fees and salaries increased by $180,867, for the three month period ended November 30, 2011, as compared with the three month period ended November 30, 2010.  This increase was primarily attributable to engaging Grant White as president and CEO and to the engagement of additional directors, managers in our Mexico operations and support staff.

o
Legal and professional expenses increased approximately 60%, or $27,617, for the three month period ended November 30, 2011, as compared to the three month period ended November 30, 2010.  This increase was primarily attributable to tax accounting and compliance costs and the increased costs of audit and review of our financial statements.

o
Stock based compensation expense was $453,050 for the three month period ended November 30, 2011, with no comparable expense in the three month period ended November 30, 2010.  This expense is attributable to the granting of stock options to directors, officers in the fiscal year ended February 28, 2011 and the amortization of resultant stock based compensation expenses.

●
Other income and expenses for the three month period ended November 30, 2011 totalled $191,546, composed of $22,682 from the amortization of the discount recorded for mineral option payment liabilities,with no comparable other expenses in the three month period ended November 30, 2010 and $176,478 of interest and finance fees with no comparable expenses in the three month period ended November 30, 2010.  Management expects the amount of other expense related to the amortization of the discount recorded for mineral property option liabilities will continue through to the year ended 2014.  In addition, other income and expenses includes $7,614 of interest income arising from the Company’s loan advance to Metallum, with no comparable expense in the three month period ended November 30, 2010.

Management does not believe the percentage increases in expenses is indicative of future increases.  Until the Company engages in exploration activities for a sufficient time to include comparable prior year periods, management is unable to predict the anticipated increases in expenses.

Results of Operations – Comparison of the nine Month Period Ended November 30, 2011 and 2010

We generated no revenues for the three month period ended November 30, 2011 or 2010.  Total operating expenses increased to $3,964,486 in the nine month period ended November 30, 2011 compared to the amount of $277,694 recorded for the nine month period ended November 30, 2010.  This increase was attributable to the Company’s entering into the exploration stage in October 2010 and its commensurate commencement of active operations, with no similar prior period activities, and is reflected in the following items:

●
Exploration expense was $850,310 for the nine month period ended November 30, 2011, compared to the $50,000 incurred in the nine month period ended November 30, 2010.  The increase in expenses is attributable to costs incurred by the Company for reporting and geological management and the recommencement of exploration activities on our optioned claims in Mexico.  These activities consisted of geologist fees, equipment rental, road building, tunnelling and mining and assay costs.

●
General and Administrative expenses increased by $2,886,482, for the nine month period ended November 30, 2011 as compared the nine month period ended November 30, 2010.  This increase was primarily attributable to the overall increase in spending associated with becoming an active company in the exploration stage. The components of General and Administrative expenses are:

o
Consulting expenses was $300,200 for the nine month period ended November 30, 2011, as compared to $nil for the nine month period ended November 30, 2010.  This increase was primarily attributable to the hiring of consultants to assist the development and support of the Company’s business activities.

o
Management fees and salaries increased by $585,943, for the nine month period ended November 30, 2011, as compared with the nine month period ended November 30, 2010.  This increase was primarily attributable to engaging Grant White as president and CEO and to the engagement of additional directors, managers in our Mexico operations and support staff.

o
Legal and professional expenses increased approximately 28% or 38,648, for the nine month period ended November 30, 2011, as compared to the nine month period ended November 30, 2010.  This increase was primarily attributable to tax accounting and compliance costs and the increased costs of audit and review of our financial statements.

o
Stock based compensation expense was $1,359,151 for the nine month period ended November 30, 2011, with no comparable expense in the nine month period ended November 30, 2010.  This expense is attributable to the granting of stock options to directors, officers in the fiscal year ended February 28, 2011 and the amortization of resultant stock based compensation expenses.  Management expects to record the amount of $151,017 of stock based compensation over the period from December 1 through December 31, 2011.

●
Other income and expenses for the nine month period ended November 30, 2011 totalled $291,028 composed of $76,268 from the amortization of the discount recorded for mineral option payment liabilities, with no comparable other expenses in the nine month period ended November 30, 2010 and $242,108 of interest and financial fees with no comparable expenses in the nine month period ended November 30, 2010.  Management expects the amount of other expense related to the amortization of the discount recorded for mineral property option liabilities will continue through to the year ended 2014.  In addition other income and expenses includes $27,348 of interest income arising from the Company’s loan advance to Metallum, with no comparable income  in the nine month period ended November 30, 2010.

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

While Focus Gold has funded its initial operations with private placements of equity and through the issuance of short term promissory notes, there can be no assurance thatadequate financing will continue to be available to us and, if available, on terms that are favorable to us. Thesefactors raise substantial doubt about our ability to continue as a going concern and the accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

As of November 30, 2011, the Company’s cash balance was $2,473. Accounts payable and accrued liabilities as well as short term payments under contracts as of November 30, 2011 totalled $1,197,220. The Company’s working capital as at November 30, 2011 was a deficit of $1,945,720.

During the nine month period ended November 30, 2011 and 2010, our sole means of meeting our cash flow requirements was through the sale of our common stock and loans, advances or donations from directors and officers. In the nine month period ended November 30, 2011 we generated net proceeds of $1,697,720 from the sale of stock, (2010 - $910,000) and  received $nil (2010 - $18,044) of loans from stockholders and directors of the Company and received $570,000  (2010 - $nil).  The net proceeds from these stock offerings and borrowings were used to satisfy operations requirements and to conduct exploration activities on the Company’s mineral properties in Mexico.

Pursuant to our agreements under which we acquired our option in the Watebeag and Russell Creek properties, we are obligated to undertake exploration work on the property in the amount of $375,000 before the second anniversary date of the agreement (October 1, 2012) and  a further  $1,625,000 before the fourth anniversary date of the agreement (October 1, 2014).  In addition, under agreements entered into by our subsidiary Fairfields, since our acquisition of Fairfields on December 31, 2010, we have committed to pay all fees and costs to maintain the underlying claims as well as necessary assessment work and the payment of mineral option payments totaling $1,000,000 through February 2014.  We anticipate that similar fees will be payable each year so long as we maintain our interest in the claims and leases and the payment of $400,000 yearly under the option agreement for the purchase of the Huicicila claims in Mexico.

Other Activities:

The Company is actively looking for acquisitions and joint venture opportunities which can build out its portfolio of mining properties.

Contractual Obligations

There are no contractual obligations other than those described in the notes to the Company’s condensed consolidated financial statements for the nine month period ended November 30, 2011.

Off-balance sheet arrangements

There are no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this item.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of November 30, 2011, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on June 13, 2011, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with the transaction described in Item 2.01 Filedon Form 8K on November 3, 2011, the Company issued 24,085,073 shares of common stock and options to acquire 21,167,142 additional shares at $.49 per share to 57 non- U.S. persons for 98.67% of the issued and outstanding securities of Metallum.  There was no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates.  The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction.  This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of SecurityHolders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits
EXHIBITS

Exhibit No.	Date	Description
3.1	December 23, 2005	Articles of Incorporation (1)
3.2	April 22, 2009	Articles of Amendment to the Articles of Incorporation to change name to Gold Bag, Inc.(10)
3.3	n/a	Bylaws (1)
3.4	October 22, 2009	Certificate of Amendment to Articles of Incorporation – change in capital structure (11)
3.5	May 19, 2011	Certificate of Amendment to Articles of Incorporation – name change to Focus Gold Corporation (12)
4.1	n/a	Specimen Stock Certificate for Common Stock (1)
10.1	October 1, 2010	Option Agreement with Victoria Gold Corp. –Watabeag & Russell Creek Properties (2)
10.2	November 10, 2010	Share Purchase Agreement dated November 10, 2010 – Fairfields Gold S.A. de C.V. (3)
10.3	December 13, 2010	Amending Agreement between Focus Gold Mexico Corporation, Gold Bag, Inc. and Fairfields Gold S.A. de C.V. (4)
10.4	February 1, 2011	Fee Agreement with Weed & Co. LLP (5)
10.5	February 23, 2011	Employment Agreement with Grant R. White (6)
10.6	February 28, 2011	Agreement with Dorian L. Nicol, Director of Exploration (7)
10.7	February 7, 2011	2011 Stock and Stock Option Compensation Plan (8)
21.1	October 21, 2011	List of Subsidiaries (9)
31.1	January 23, 2012	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a)*
31.2	January 23, 2012	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a)*
32.1	January 23, 2012	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sect 1350*
101.INS	January 23, 2012	XBRL Instance Document*
101.SCH	January 23, 2012	XBRL Schema Document*
101.CAL	January 23, 2012	XBRL Calculation Linkbase Document*
101.DEF	January 23, 2012	XBRL Definition Linkbase Document*
101.LAB	January 23, 2012	XBRL Labels Linkbase Document*
101.PRE	January 23, 2012	XBRL Presentation Linkbase Document*
___________________________
(1)	Filed as an exhibit to the registration statement on Form SB-2 filed with the SEC on June 2, 2006.
(2)	Filed as exhibit 10.1 to the Form 8-K dated October 1, 2010 (SEC Accession Number 0001019687-10-003802)
(3)	Filed as exhibit 10.1 to the Form 8-K dated November 10, 2010 (SEC Accession Number 0001019687-10-004170
(4)	Filed as exhibit 10.6 to the Form 10-Q for period ended November 30, 2010 (SEC Accession Number 0001019687-11-000212
(5)	Filed as exhibit 10.4 to the Form 10-K for year ended February 28, 2011 (SEC Accession Number 0001019687-11-001937)
(6)	Filed as exhibit 10.5 to the Form 10-K for year ended February 28, 2011 (SEC Accession Number 0001019687-11-001937)
(7)	Filed as exhibit 10.6 to the Form 10-K for year ended February 28, 2011 (SEC Accession Number 0001019687-11-001937)
(8)	Filed as exhibit 10.7 to the Form 10-K for year ended February 28, 2011 (SEC Accession Number 0001019687-11-001937)
(9)	Filed as exhibit 21.1 to the Form 10-K for year ended February 28, 2011 (SEC Accession Number 0001019687-11-001937)
(10)	Filed as exhibit 3.2 to the Form 10-K for year ended February 28, 2011 (SEC Accession Number 0001019687-11-001937)
(11)	Filed as exhibit 3.4 to the Form 10-K for year ended February 28, 2011 (SEC Accession Number 0001019687-11-001937)
(12)	Filed as exhibit 3.5 to the Form 10-K for year ended February 28, 2011 (SEC Accession Number 0001019687-11-001937)
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Focus Gold Corporation

Dated: January 23, 2011	By:	/s/ Grant R. White
Grant R. White
Chief Executive Officer and Chief Financial Officer