Form 10-K
period 2012-02-29
FOCUS GOLD Corp
filed 2012-07-16
CIK 1360564

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 29, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No.: 00-52720

FOCUS GOLD CORPORATION (formerly Gold Bag, Inc.)

(Name of small business issuer in its Charter)

Nevada	26-4205169
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

388 Spadina Road, Toronto, Ontario, M5P 2V9

(Address of principal executive offices)

Issuer’s telephone number: (647) 348-4300

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: The aggregate market value of the voting and non-voting common equity held by non-affiliates as of May 31, 2012 is $4,417,172 (based on the last reported trade as of this date of $0.05). There are 88,343,442 outstanding shares of common stock of the Company held by non-affiliates. For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date: As of July 16, 2012, there were 107,375,004 shares outstanding.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

The issuer had no revenues for its fiscal year ended February 29, 2012.

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

ITEM 1.  BUSINESS

Corporate History

Focus Gold is an exploration stage issuer focused on the acquisition and development of gold mining properties, worldwide. Focus Gold left shell company status in October 2010 when it acquired an option on 16 mining claims in the Canadian Province of Ontario from Victoria Gold Corporation. On December 31, 2010, Focus Gold acquired an option on the Huicicila gold project in Nayarit, Mexico. In February 2011, Focus Gold expanded its holdings of mining claims by acquiring five additional gold and silver mining claims adjacent to the Huicicila gold project in Nayarit, Mexico. In February and March, 2011 the Company acquired the Focus 1 and Focus 2 claims and in June, 2011 the Company acquired the Focus 3 claims. Management expects the over 30,000 hectares in Nayarit, Mexico to have significant exploration opportunities that will lead to identifiable gold reserves in the next 24 months. On October 25th 2011, The Company acquired 98.65% of Metallum Resources plc (“Metallum”). Metallum has 31 mineral license claims covering over 385,000 hectares in the Republic of Ireland, Northern Ireland and Scotland. Management expects to be able to explore and identify gold reserves in Northern Ireland and Scotland and base metals reserves in the Republic of Ireland.

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

On August 27, 2010, Grant R. White was appointed Chief Executive Officer, Treasurer, and Board Member. (See Form 8-K filed August 27, 2010). On October 1, 2010, the Company entered a transaction with Victoria Gold Corp. that had the effect of causing the Company to cease being a shell company, as defined in SEC Rule 12b-2. (See Form 8-K filed October 27, 2010). Effective December 31, 2010, the Company completed its acquisition of Fairfields Gold S.A. de CV. In December 2010, Larry Segerstrom, Dorian Nicol, and Eduardo Zayas were appointed to the board of directors. On October 25th the Company closed on its acquisition of Metallum Reources Plc. On March 22, 2012 the Company received the resignation of Dorian Nicol from the board of directors (See Form 8-K filed March 26, 2012) and on April 3, 2012 the Company received and accepted the resignation of Larry Segerstrom from the board of directors and as the Company’s Secretary (See Form 8-K filed May 30, 2012). Grant White was appointed Secretary April 3, 2012.

Our offices are located at 388 Spadina Road, Toronto, Ontario, M5P 2V9 388 Spadina Road, Toronto, Ontario, M5P 2V9. Our corporate website is www.focusgoldcorp.com. Information contained on our website is not part of this Annual Report.

Financial Information about Segments

Segment disclosures are contained in note 12 of the "Notes to the Consolidated Financial Statements" and is incorporated herein by reference.

Narrative Description of Business

Focus Gold is an exploration stage issuer focused on the acquisition and development of gold mining properties, worldwide. The Company originally had developed a private equity strategy to acquiring gold mining properties but given the decline in the global capital markets and limitations on access to capital for growth and exploration, the Company’s strategy is to explore and develop the resources on its existing properties in Mexico, Europe and Canada.

Focus Gold Mexico Corporation

On December 31, 2010, the Company, through its wholly-owned subsidiary, Focus Gold Mexico Corporation, a Delaware corporation, completed its purchase of Fairfields Gold S.A. de CV. The Company issued 16,000,000 shares of common stock to the three owners of Fairfields Gold S.A. de CV.

Focus Gold Mexico’s Huicicila Porphyry Gold – Copper Project is located in the state of Nayarit, Mexico. The Huicicila Project comprises exploration concessions totaling about 1,500 hectares of prospective geologic terrain. The Cila concession block hosts porphyry-style gold and copper mineralization in a diorite intrusion and related diatreme breccia. The Cila block also hosts high-grade gold and silver veins with historical production dating from the 16th Century. The Focus concession block exhibits widespread phyllic and propylitic alteration as well as lead-zinc veins, commonly found on the periphery of or above porphyry copper – gold systems. Both the Cila and Focus blocks are prospective for hosting porphyry-style (large tonnage) gold – copper deposits. The Focus block is adjacent to Cream Minerals’ Nuevo Milenio property, reported to contain over 50 million ounces of silver.

Focus Gold’s work so far on the Huicicila has comprised geological mapping, geochemical sampling and preliminary geophysical surveys. To date, over 10 square kilometres of hydrothermal alteration have been mapped, confirming the presence of porphyry – style mineralization, including stockwork mineralization. Ongoing work is continuing to recognize zones of anomalous gold and copper geochemistry associated with porphyry – style hydrothermal alteration.

The Huicicila gold project in Nayarit, Mexico is without known reserves, as defined under SEC Guide 7, and the proposed program for the property is exploratory in nature.

History

Old ruins of workings, arrastres and roasters shows the property was worked before written records. The first recorded production was by the Manchaca family of Tepic about 1860. The American Partridge family next worked and promoted the mines for years. A J. P. Cann of San Franciso next appears in the record. The American Smelting and Refining Company (ASARCO) leased the property from about 1926 to 1936. ASARCO advanced the #3 and #4 levels and ultimately calculated proven and probable reserves of 45,274 tons of 31.2 g/t Au, 401 g/t Ag and 3.4% Pb. It is not clear if those tons were produced or remain in the ground. There is an old stone loading dock at the entrance to the claims. It probably was used for ore shipments and reportedly dates from the ASARCO operation. ASARCO closed the operation in 1936 due to lawlessness, but maintained the claims until 1968. Minera El Pinon staked the area in 1976 and held the claims for 20 years. Luismin rehabilitated the #4 Level in 2002/04. The results are unknown. Grupo Anfaza S. A. de C. V. under President Ramon Farias then began exploring the property. Using a government grant, they drilled six core holes under the supervision of the government’s Servicio Geologico Mexicano (SGM) in 2005 and 2006. SGM logged, split and stored the core.The historical workings are small and have caused no significant environmental issues.

The Consejo de Recursos Minerales (1980), Luismin (1991), Echo Bay (1995) and Kobex Resources Ltd. (1997) sampled and mapped the area.

Mineralization/Targets

Porphyry-related base and precious metal mineralization on the Cila and Focus concession blocks consists of:

1) disseminated copper and gold mineralization associated with potassic alteration within a diatreme breccia on the Cila concession block and

2) high-grade, polymetallic vein mineralization associated with strong phyllic alteration on the Cila concession block.

Preliminary exploration work to date has identified several drill targets.

Within the porphyry area two initial drill targets have been identified based on encouraging channel samples. Highlights include:

A) Samples 1815 to 1818: channel sample of 9 meters with 6.5 grams per tonne (gpt) Au and 3% Cu.

B) Samples 1829 to 1845: channel sample of 30 meters with 3.1 gpt Au and 240 ppm Cu

These targets occur near the margin of the potassically altered diatreme breccia identified in earlier reconnaissance geologic mapping of the property. Other targets occur within the project area that are consistent with a porphyry gold-copper system.

Within the historic vein targets on the property, several drill targets have been identified based on sampling which disclosed encouraging results. Highlights include:

A) Samples HM-025 to HM-034: vein channel sample of 24 meters with 7.95 gpt Au and 200 ppm Cu. MIRAVALLES VEIN

B) Samples VCH-1 to VCH-2: vein channel sample of 4 meters with 5.1 gpt Au and 232 ppm Cu. LA CHABELA VEIN

C) Samples JP-01 TO JP 03: vein channel sample of 9 meters with 7.28 gpt Au and 233 ppm Cu. JALTEPEC VEIN

These vein sample widths are reported as they were taken. Although they were not taken across the vein and do not represent true width, rock chip sampling throughout the veins yields consistently anomalous results, with high grades reported up to 62 gpt Au, 2,000 gpt Ag and 5% Cu.

The historic veins have the following drill targets.

A) Drill Hole number 3 cut below the historic Miravalles vein and has 3.2 meters (true width) of 21 gpt Au and 120 gpt Ag, as well as a 1.2 meter interval of 62 gpt Au. Focus Gold plans to twin this hole to confirm the high grade and then continue to drill step-outs along the 1,500 meter strike length of this vein. Success in this program would likely add to the historic Indicated Resource of 45,000 ounces of Au.

B) At the Tres Estrellas vein, a 2 meter channel sample ran 12 gpt Au, 150 gpt Ag and 670 ppm Cu. Again, this sample is reported as taken and does not necessarily represent a true width. The vein has a strike length of 1000 meters and includes 50 meters of adit development. The proposed drill program would test for additional pockets of high grade mineralization within the strike of the vein.

C) At the San Francisco vein, chip samples of up to 22 gpt Au have been reported in a geological setting similar to the Miravalles Vein. The proposed drill program would test for continuous zones of high grade mineralization within the vein structure.

An initial drilling program will provide an initial test for the presence of porphyry style mineralization at depth and will provide confirmation of whether the high grade vein mineralization recognized to date has the potential to expand into a significant resource. Further vein exploration could be carried out, if warranted, from the refurbished underground workings at each of the veins.

Focus Celtic Gold Corporation

On October 25, 2011, the Company through a wholly-owned Canadian subsidiary, Focus Celtic Gold Corporation acquired Metallum Resources plc (“Metallum”) which held 31 mineral exploration licenses covering over 385,000 hectares in Northern Ireland (Sperrins and Tyrone), Scotland (Fore Burn) and the Republic of Ireland (Clogher Valley)

SPERRINS (Northern Ireland)

Sperrins represents the MR1 and MR11 license areas held by Metallum in Northern Ireland. These areas cover

Dalradian terrain hosting significant, proven mesothermal gold deposits (Cavanacaw (Omagh) and Curraghinalt) and has reported potential to host sedex style base metal-barite deposits. The known deposits are of significant size and gold grade, suggesting the Dalradian terrain, including the Metallum licenses, merits continued exploration The GSNI TELLUS database, licensed, compiled and analyzed by Metallum, provides an excellent geochemical and geophysical database upon which to prioritize a target list for the next program of exploration activities.

History

Parts of the MR1 licence area have previously been held by three companies: Dungannon Exploration from 1986 to 1996, Celtic Gold plc from 1996 to 2000, and finally Tournigan Gold from 2004 to 2006. The main exploration focus for all the previous operators was orogenic-lode gold mineralization hosted in the Dalradian Supergroup lithologies. Previous exploration programmes focused on regional shallow soil-, deep overburden-, stream sediment-, and pan concentrate sampling studies. General mapping and lithogeochemical sampling (prospecting) with limited trenching was also undertaken.

Several mineral showings were identified in the licence area by Dunnganon Exploration and included Tullydoortans, Knockmoyle and Deer’s Leap. Prospecting at Tullydoortans identified several horizons of a light grey crystalline limestone that contained fine crystals of disseminated sphalerite with a combined lead and zinc concentration of 1.2%. Near Knockmoyle a single block of quartz vein with pyrite containing 23.9 ppm gold was discovered in the Carony Burn. However the exact provenance of this block cannot be confirmed and might have originated out with the licence. An outcrop of probable Silurian feldspar porphyry dyke contained 391 ppb gold, but repeat sampling only produced background levels of gold.” (Archibald, 2010a) and; “MR11 has been explored on two separate occasions using modern exploration techniques. Celtic Gold were active between 1988 and 1990 were they carried out reconnaissance stream sediment, pan concentrate and prospecting surveys. They identified several anomalous zones that were followed-up for both stratabound base metal sulphide and orogenic lode gold mineralization. However, most of Celtic Gold’s exploration activity was focused to the south of the current licence area on their Golan prospect. Between 1996 and 1999 much of the licence area was explored by a joint venture between Brancote Mining Ltd and Billiton UK Resources. Approximately 40% of the BB1 Brancote-Billiton JV licences is covered by present licence, and 85% licences BB2. A large amount of work was carried out in BB1 which included stream and soil geochemistry, gold grain characterisation, prospecting, geological mapping, and limited VLF-EM geophysics. A regional structural and geophysical examination was also performed. Based on this work deep overburden sample was carried out that ultimately led to the drilling of three diamond drillholes. Only minor base-metal mineralization was encountered in the recovered core. A similar work programme was carried out in BB2 to the south, but no drilling targets were identified.”

During the period 2004 to 2006, GSNI conducted its TELLUS project, which blanketed much of Northern Ireland with geochemical and geophysical coverage. While not strictly speaking an exploration program, TELLUS generated a systematic database that could be licensed by exploration companies for use in their programs.

In 2008, Metallum was granted exploration licenses for MR1 and MR11.

Deposit Types

The Dalradian of the Sperrin Mountains hosts several gold occurrences including the Curraghinalt deposit and the recently opened gold mine at Cavanacaw (Omagh). These deposits are orogenic, structurally controlled, mesothermal gold-bearing quartz and quartz-sulphide veins hosted in Dalradian metasediments. The veins can extend over several kilometres in length and drilling shows that mineralization continues in excess of 400 meters (“m”) depth at Curraghinalt. In addition, several other occurrences of vein and stratiform gold mineralization have been located. The Dalradian terrain, and specifically the MR1 and MR11 license areas offer potential targets for further discoveries of orogenic-type precious metal deposits, with additional potential for sedimentary exhalative base metal and barite mineralization by analogy with the Foss barite mine in Aberfeldy, Scotland.

Adjacent Properties

Exploration licenses exist throughout the Dalradian terrain in Northern Ireland. The most significant mineralization on adjacent properties includes the producing gold mine, Cavanacaw of Galantas Gold Corporation; and the Curraghinalt gold deposit current under advanced stage evaluation by Dalradian Resources. The Cavanacaw (Omagh) gold mine is located approximately 5 kilometers south of the southernmost boundary of Metallum license MR1 and contains total resources (proven plus probable reserves plus all resource categories) of 1.77 million tonnes at an average grade of 7.0 g/t gold, totaling approximately 399,800 ounces (ACA Howe, 2008). The Curraghinalt deposit is located 17 kilometers east of the eastern boundary of the MR1 license and 17.5 kilometers south of the southernmost boundary of the MR11 license . The current resource estimate for the project includes a measured resource of 20,000 tonnes (“t”) grading 21.51 grams/tonne (“g/t”) gold containing 10,000 ounces of gold (“oz”), an indicated resource of 1,110,000 t grading 12.84 g/t for 460,000 oz and an inferred resource of 5,450,000t grading 12.74g/t for 2,230,000 oz based on a cut -off of 5 g/t gold and a minimum vein width of 0.1 meters diluted to a minimum width of 1.0 meter (Hennessey and Mukhopadhyay, 2012). This represents a contained resource in all categories of 2.7 million ounces. The project is owned by Dalradian Resources (Canada).

The Golan Burn gold prospect lies 17.5 kilometers east of the eastern boundary of the MR1 license, and 17.5 kilometers south of the southern boundary of the MR11 license. As such, these more significant Dalradian gold systems at modest distance from the Metallum license areas serve as models for the exploration target type on Metallum ground. Extensions of the known deposits onto Metallum ground are not expected, although structural trends may place similar structures as potential hosts to mineralization onto the Metallum license areas.

FORE BURN (Scotland)

The Fore Burn Project is located within Metallum’s 246.5 km2 South Ayrshire Precious Metal License in southwest Scotland . The Fore Burn Igneous Complex and Project area, the primary focus of historic exploration, is situated 22 km southeast of the town of Ayr and 8 km southwest of the coal mining town of Dalmellington in south-west Scotland. The village of Straiton is the closest settlement, lying 7 km northwest of Fore Burn. The Fore Burn prospect and the overall license area cover ground immediately north of the Southern Upland Fault Zone within the Midland Valley Terrain.

Exploration History

The exploration history of the Fore Burn area, as repeated from Section 6 History, above, is summarized as follows (Naden et al., 2008; O’Haire, 2011):

• 1929 – British Geological Survey (BGS) mapping identified sulfide mineralization associated with the Fore Burn Igneous Complex;

• 1969–1970 – Riofinex (U.K. subsidiary of Rio Tinto Zinc) conducted reconnaissance stream sediment sampling, resulting in a three-hole drilling program;

• 1982 - the BGS conducted detailed geological mapping, stream sediment sampling and ground-based geophysical (induced polarization and total magnetic surveys) as part of its Mineral Reconnaissance Program;;

• 1983-1989 – Riofinex and Consolidated Goldfields conducted exploration in a joint venture. Work included geological mapping, channel sampling of outcrops and trenches (31 trenches, total length not documented), a deep overburden drilling program to test initial bedrock characteristics (Cobra drilling), and the completion of 18 diamond drill holes totaling approximately 1,400 meters. The programs conducted under the Riofinex-Consolidated Goldfields joint venture resulted in significant surface geochemical data and a modest amount of shallow three-dimensional information from drilling. The surface geochemical work consisted of bedrock sampling, stream sediment sampling and samples collected from 31 trenches.

While analytical results are difficult to digest in the formats presented herein, the net result of the sampling indicates that gold and other metals, notably copper, silver, and arsenic are widespread at Fore Burn. Sampling further suggests that significant mineralization appears tightly confined to veins and structures, the majority of which are narrow (<1 meter).

The Riofinex JV also conducted ground induced polarization and magnetic surveys. Riofinex concluded there were no substantial anomalies suggestive of an underlying porphyry signature. The geophysical surveys were mostly inconclusive with no distinctive anomalies. However, the IP data show three resistivity lows which can be correlated with known areas of sulphide mineralization. This information is available in the Metallum files, and could prove useful in mapping structure or other features, especially if target concepts become oriented toward structurally controlled mineralization rather than seeking a porphyry signature or substantial sulfide accumulations. J. Kidder (Kidder, 2008) completed a Master of Science in Mining Geology at the University of Exeter, entitled Gold Mineralization and Ore Potential in the Fore Burn Igneous Complex, Ayrshire. Kidder compiled the Riofinex data as well as generated additional geochemical information on samples collected in the course of his study. and,

• 2008-present – Metallum commissioned desk studies by the BGS to compile historic information, Murphy Geological Services (2011) to generate a structural synthesis of the project area using satellite imagery, and commissioned Kidder (2008) to undertake surface sampling and mapping.

Geology

Mineralization and geology at Fore Burn is not easily categorized. Gross attributes are akin to intrusion associated metal systems and epithermal vein systems. The locally high grade gold and copper mineralization indicates potential of the system to produce higher grade metal concentrations. Structural zones and/or favorable host rocks could host substantial mineralization regardless of the type of mineral system. The principal gold mineralization occurs in a Cu-Au-Sb assemblage within a massively mineralized arsenopyrite breccia, as opposed to the previous Cu-Au-As classification. High grade gold mineralization correlates strongly with copper and antimony. High copper grades are consistent over the entire prospect, while high grade antimony occurs exclusively with high grade gold. This correlation might be used as a vectoring tool in projecting trends of the mineralization (Kidder, 2008).

Clogher Valley (Republic of Ireland Northern Ireland)

These comprise four Metallum Licenses in the SW part of Northern Ireland, plus 16 licenses in the Republic of Ireland. The main target here for Metallum is one or more deposits of carbonate-hosted, Irish-type zinc-lead mineralisation. Additionally, limited historical drilling in this area discovered the presence of industrial mineral-grade gypsum sequences.

The Lower Carboniferous limestones of the Irish Midlands are host to one of the great orefields of the world. Since 1960, fourteen significant zinc -lead deposits have been discovered, with six becoming producing mines. These include the world class mine at Navan, Co Meath. Carboniferous rocks in areas currently licensed to Metallum appear to partially mirror Navan in age and structural setting at the edge of a sedimentary basin. The Clogher Valley district is underlain by Carboniferous sedimentary rocks of Dinantian age. The most conspicuous structures are the NE to E-NE trending Tempo-Sixmilecross and Clogher Valley faults which divide the sedimentary rocks into three lithologically distinctive blocks. In the Co. Armagh area, an almost complete Dinantian succession is present. Although the Courceyan section is considerably thinner than at Navan, it is interesting to note that two micrite units (one dolomitic) represent stratigraphic equivalents to the dolomicrite which is one of the main host units of the major Navan zinc-lead deposit, less than 100km to the south. There is significant struct ural complexity around Armagh City, including the presence of some faults of E-NE orientation, similar to those identified as controlling structures at many of the Irish carbonate-hosted zinc-lead orebodies.

Previous work indicates that base metal mineralisation exists within the Clogher Valley, but no significant deposits have been identified to date. Previous exploration has been hampered by very deep and complex glacial overburden. Nevertheless the geological features of this area indicate significant potential for stratabound base metal mineralisation.

Review by the BGS of the regional dataset for the area identified one particular target area as being especially prospective for Irish-style base metal deposits. This area lies on the faulted SW boundary of the Fintona Devonian inlier where previous exploration and the results of the TELLUS geochemical work have identified anomalous occurrences of zinc-lead mineralisation. This target is located in an area of uplift between the Tempo-Sixmilecross Fault to the NW and the Clogher Valley Fault to the SE.

The Focus Celtic properties are without known reserves, as defined under SEC Guide 7, and the proposed program for the properties are exploratory in nature.

Canadian Properties

Watabeag and Russell Creek

On October 1, 2010, the Company entered into an Option Agreement (“Agreement”) with Victoria Gold Corporation (“Victoria”), covering 16 gold mining claims in the Province of Ontario. Under the terms of the Agreement, to exercise the option and receive 100% ownership of the Canadian Properties, the Company issued 250,000 shares of its common stock and committed itself to undertake $2,000,000 of cumulative Exploration and Maintenance Expenditures on or before the third anniversary of the date of the Agreement. Upon the commencement of Commercial Production, the Company will pay to Victoria a Net Smelter Returns royalty (the “Royalty”) equal to 3.0% of Net Smelter Returns. The Company has the ability to buy back 1% of the Royalty at any time for $1 million. In November 2011, the Agreement was amended to add an additional year to the spending requirements. Under the Agreement, the Company has the right to acquire Victoria’s ownership interest in eight (8) mining claims located in Currie Township, Timmins Mining District, Ontario known as the Watabeag Property (“Watabeag”) and eight (8) mining claims located in Bowman Township, Timmins Mining District, Ontario known as the Russell Creek Property (“Russell Creek’)(collectively, the “Canadian Properties”).

About Watabeag

The property is a total of 131 hectares and is located approximately 60km east of Timmins, Ontario. Exploration on the property began in 1973 with additional drilling in the 80’s. Two 1973 overburden drill holes on the Watabeag property gave 23,330 and 10,470 ppb gold in panned concentrates of basal till samples overlying granodiorite. Four overburden holes were drilled in 1980 to follow up these highly anomalous gold values. Two of the holes produced very high gold results with visibly irregular gold grains suggesting a local source. An additional 11 overburden holes were completed in 1981 to define two anomalies with well-defined head and tail features. The initial drill hole intersected mixed dacite and feldspar with a brecciated and altered zone assaying 8.9g/t Au across a 0.9m interval.

About Russell Creek

The property is a total of 128 hectares and is located approximately 70 kilometers east of Timmins. Minor exploration for gold commenced in 1980 when Asarco (Cook Joint Venture) completed ground magnetic and EM surveys in the area of two weak airborne EM conductors. The surveys defined a north west trending fault structure along Russell Creek.

The Watabeag and Russell Creek properties are without known reserves, as defined under SEC Guide 7, and the proposed program for the property is exploratory in nature.

Employees

At the close of our fiscal year, February 29, 2012, we had 5 full-time employees.

Reclamation

We generally are required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping and re-vegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies.

Government Regulation

Mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We have obtained or have pending applications for those licenses, permits or other authorizations currently required in conducting our exploration and other programs. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in the jurisdictions where we operate. There are no current orders or directions relating to us with respect to the foregoing laws and regulations.

Environmental Regulation

Our mineral projects are subject to various federal, state and local laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. The development, operation, closure, and reclamation of mining projects in the jurisdictions where we operate requires numerous notifications, permits, authorizations, and public agency decisions. Compliance with environmental and related laws and regulations requires us to obtain permits issued by regulatory agencies, and to file various reports and keep records of our operations. Certain of these permits require periodic renewal or review of their conditions and may be subject to a public review process during which opposition to our proposed operations may be encountered. We are currently operating under various permits for activities connected to mineral exploration, reclamation, and environmental considerations. Our policy is to conduct business in a way that safeguards public health and the environment. We believe that our operations are conducted in material compliance with applicable laws and regulations.

Changes to current local, state or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

During the fiscal year ended February 29, 2012, there were no material environmental incidents or material non-compliance with any applicable environmental regulations. We anticipate that we will not incur material capital expenditures for environmental control facilities during the current fiscal year.

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

The following table presents the high, low and average afternoon fixed prices in U.S. dollars for gold per ounce on the London Bullion Market over the past five years:

Year	High	Low	Average
2006	725	525	603
2007	841	608	695
2008	1,011	713	872
2009	1,212	810	972
2010	1,421	1,058	1,225
2011	1,895	1,319	1,572
2012 (to July 16, 2012)	1,781	1,540	1,647

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

The Company’s offices are located at 388 Spadina Road, Toronto, Ontario, M5P 2V9.Our corporate website is www.focusgoldcorp.com. Information contained on our website is not part of this Annual Report. We do not intend to acquire any properties in the immediate future.

The Company’s subsidiary, Fairfields Gold S.A. de CV maintains an office in Mexico at Masaryk No. 123, Colonia Polanco, Mexico, D.F. 11560. The office is under lease for the period February 2011 - January 2012 at a fee of 23,116.50 peso per month.  Based upon the U.S. Dollar to Mexican Peso exchange rate, the rent is approximately $1,795/month.

ITEM 3.	LEGAL PROCEEDINGS

Other than as set out below, there are no material legal proceedings pending or threatened against the Company.

The Company was named as a defendant in an action filed on March 12, 2012 in the United States District Court, Southern District of New York. Also named in this action was the Company’s wholly owned subsidiary Fairfields and certain of its directors and officers. The plaintiff alleges that the defendants engaged the plaintiff as a finder in connection with the sale and purchase of Fairfields and was entitled to a finder’s fee of 10% of monies raised or the value of the deal. The plaintiff alleges that he completed his obligation and has not been paid for his services by the Company. The Company contends that it did not engage the plaintiff for any services. At this time, no discovery has been conducted and the Court has not yet ruled on the pending motion. Accordingly it is not possible at this time to make any assessment as to the possible outcome of the action. The Company intends to vigorously defend the action if it is not dismissed.

ITEM 4.	MINE SAFETY DISCLOSURES (REMOVED AND RESERVED)

PART II

ITEM 4.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is currently traded under the symbol “FGLD” on OTC Pink, the third tier of the OTC market. OTC Pink is the speculative trading marketplace that has no financial standards or reporting requirements. From June 1, 2009 until June 6, 2011, our stock symbol was “GBGI”.

The market for the Company’s Common Stock is limited, volatile and sporadic and could be subject to wide fluctuations in response to quarter to quarter variations in results, news announcements, trading volume, sales of Common Stock by the Company, sales of Common Stock by officers, directors and principal shareholders of the Company, general market trends, changes in the supply and demand for the Company’s shares, and other factors. The following table sets forth the high and low sales prices relating to the Company’s Common Stock for fiscal year 2012. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

	High	Low
2011 Fiscal Year:
First Quarter (ended 05/31/11)	$0.70	$0.41
Second Quarter (ended 08/31/11)	$0.65	$0.34
Third Quarter (ended 11/30/11)	$0.57	$0.14
Fourth Quarter (ended 02/29/12)	$0.15	$0.07

Holders

There were 107 registered holders or persons otherwise entitled to hold our shares of Common Stock as of July 16, 2012 pursuant to a shareholders’ list provided by our transfer agent as of that date and our records relating to issuable shares. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of shares of Common Stock held in street name.

As of July 16, 2012, there were 107,375,004 shares our Common stock issued and outstanding.

Securities Authorized for Issuance under Equity Compensation Plans

On December 19, 2011 the Board of Directors adopted the 2011 Share Incentive plan (the “Incentive Plan”) for selected non-executive employees and consultants associated with the Company. The Incentive Plan is intended to advance the best interests of the Company by providing selected non-executive employees and consultants of the Corporation with the opportunity to acquire shares of Common Stock. By encouraging stock ownership, the Corporation seeks to attract, retain and motivate the best available personnel for positions of substantial responsibility; to provide additional incentive to selected non-executive employees and consultants of the Corporation to promote the success of the business as measured by the value of its shares; and generally to increase the commonality of interests among directors, employees, consultants and other. The Board reserved and issued 10,000,000 shares of common stock for issuance under this incentive Plan to third party consultants.

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

Transfer Agent

The Company uses Securities Transfer Corporation located at 2591 Dallas Parkway, Suite102, Frisco, Texas 75034 as its transfer agent.

RECENT SALES OF UNREGISTERED SECURITIES.

In January, 2012, the Company entered into a consulting agreement for consulting services. Pursuant to this agreement, the Company issued 3,750,000 shares of common stock pursuant to a consulting agreement. The agreement has a term of 24 months. The Company recorded the stock payment of $375,000 as a period expense of $36,986 and prepaid expenses at February 29, 2012 of $338,014 which reflected the number of shares issued multiplied by the fair value of services renderable under the agreement, prorated for such services renderable after February 29, 2012.

During the year ended February 29, 2012, the Company received and approved subscriptions for 4,410,750 units at $0.40 per unit for gross proceeds of $1,764,300 less cash issue costs of $66,580 by way of private placement. Each unit consisted of one common share and one-half non-transferable share purchase warrant that entitles the holder to purchase one additional common share at $0.50 per share for a period of one year.

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

In connection with this private placement, the Company's agents received a selling commission of $66,580 and 166,450 warrants to purchase an additional 166,450 shares of the Company’s common stock for a period of one to three years at $0.40 per share. The fair value of the 166,450 warrants was $41,002. The fair value of each warrant issued was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 1.0 and 3.25 years; volatility of 84% and 144% respectively; no dividend yield; and a risk free interest rate of 0.25% and 0.71% respectively.

During December 2011, the Company received and approved subscriptions for 1,333,333 units at $0.15 per unit for gross proceeds of $200,000 less cash issue costs of $20,000 by way of private placement of “flow-through” common shares. Each unit consisted of one common share and one-half non-transferable share purchase warrant that entitles the holder to purchase one additional common share at $0.25 per share for a period of two years. In connection with this private placement, the Company's agents received a selling commission of $20,000 and 133,332 warrants to purchase an additional 133,332 shares of the Company’s common stock for a period of two years at $0.15 per share. The fair value of the 133,332 warrants was $5,019. The fair value of each warrant issued was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 2.0 years; volatility of 91%; no dividend yield; and a risk free interest rate of 0.43%.

In December, 2011, the Company entered into three separate consulting agreements for consulting services. Pursuant to these agreements, the Company agreed to issue to the consultants 6,250,000 shares of the Company’s common stock as a payment for services under the agreements. The agreements have a term of 12 months. The Company recorded the stock payment of $815,000 as a period expense of $188,233 and prepaid expenses at February 29, 2012 of $626,767 which reflected the number of shares issued multiplied by the fair value of services renderable under the agreement, prorated for such services renderable after February 29, 2012.

On October 25, 2011, the Company issued an aggregate 23,715,730 common shares at a fair value of $4,505,989 pursuant to a definitive stock acquisition agreement of the Company dated February 23, 2011, to acquire 98.65% of the common shares of Metallum Resources Plc. In addition, at October 25, 2011, the Company issued an aggregate 369,343 common shares at a fair value of $181,762 in exchange for debt due to current and former directors and officers by one of the Company’s subsidiaries in the amount of $181,762.

Effective October 15, 2011, the Company issued 250,000 shares of common stock pursuant to a consulting agreement. The agreement has a term of 12 months. The Company recorded the stock payment of $57,500 as a period expense of $21,582 and prepaid expenses at February 29, 2012 of $35,918 which reflected the number of shares issued multiplied by the fair value of services renderable under the agreement, prorated for such services renderable after February 29, 2012.

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

Overview

Focus Gold left shell company status in October 2010 when it acquired an option on 16 mining claims in the Canadian Province of Ontario from Victoria Gold Corporation. Subsequently, on December 31, 2010, Focus Gold acquired an option on the Huicicila gold project in Nayarit, Mexico and thereafter effective the 25th of October 2012, Focus Gold acquired 98.65% of Metallum Resources Plc. Accordingly, results for the fiscal year ended February 29, 2012 represents a full year of operation and do not provide a meaningful comparison against the results during the fiscal year ended February 28, 2011.

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

Results of Operations – Comparison of Years Ending February 29, 2012 and February 28, 2011

We generated no revenues for the years ended February 29, 2012 or February 28, 2011. Net loss increased to $5,575,642 in the year ended February 29, 2012 compared to the amount of $1,122,424 recorded for the year ended February 28, 2011. This increase was primarily attributable to the Company’s entering into the exploration stage in October 2010 and its commensurate commencement of active operations, with no similar prior period activities, and is reflected in the following items:

•	Exploration expense was $926,794 for the year ended February 29, 2012 compared to $139,667 recorded for the year ended February 28, 2011. This expense is attributable to the recommencement of exploration activities on our optioned claims in Mexico and the increase in costs represents our increased investment in work on the Company’s properties. .

•	General and Administrative expenses increased approximately 2,964,091 for the year ended February 29, 2012 as compared to the comparable prior year period. This increase was primarily attributable to the overall increase in spending associated with becoming an active company in the exploration stage. The components of General and Administrative expenses are:

o	Consulting expenses was $583,197 for the year ended February 29, 2012, as compared to the comparable prior year period. This increase was primarily attributable to the hiring of consultants to assist the development and support of our business activities.

o	Management fees and salaries increased approximately $850,029, for the year ended February 29, 2012, as compared to the comparable prior year period. This increase was primarily attributable to engaging Grant White as president and CEO and to the engagement of additional directors and support staff in January 2011 and the recording of 12 months compensation in the current fiscal year compared to two months of such management compensation recorded in the prior fiscal period.

o	Legal and professional expenses increased approximately 167%, or approximately $94,207, for the year ended February 29, 2012, as compared to the comparable prior year period. This increase was primarily attributable to expenses related to entering into the exploration phase and the increased legal costs related to our acquisition program and financing program.

o	Depreciation expense was $3,177 for the year ended February 29, 2011 compared with $256 in the prior year period. This expense is attributable to minor office equipment acquisitions.

o	Stock based compensation expense was $1,510,167 for the year ended February 29, 2012 compared with $302,033 in the prior year period. This expense is attributable to the granting of stock options to directors, officers in February 2011 and the expensing of the stock based compensation expense over the period of attribution..

•	Other expenses for the year ended February 29, 2012 totalled $718,843 compared to a total of $16,843 in the prior year period. Comprised of $137,591 ($16,843 – 2011) from the amortization of the discount related to mineral option payment liabilities and other liabilities; interest and financing costs of $499,941 and loss on extinguishment of debt of $108,659, each with no comparable other expenses in the prior year. This increase in other expenses is attributable to accounting for the Company’s financial instruments undertaken in the fiscal year ended February 29, 2012.. Management expects the amount of other expenses related to the amortization of debt discounts and financing costs to be amortized in the fiscal year ended 2013, the discount related to mineral property option liabilities will continue through to the year ended 2015.

Management does not believe the percentage increases in expenses is indicative of future increases. Until the Company engages in exploration activities for a sufficient time to include comparable prior year periods, management is unable to predict the anticipated increases in expenses.

Liquidity and Capital Resources

Although incorporated in 2005, Focus Gold began its current operations in October 2010, and has not as yet attained a level of operations which allows it to meet its current overhead. We do not contemplate attaining profitable operations until year end 2015 at the earliest, nor is there any assurance that such an operating level can ever be achieved. We will be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, and significant exploration and support costs, so that we can exploit our property position in Mexico and the UK and Ireland and achieve a level of mineral reserves to justify mineral development and later production on our properties or properties in which we have interests. While Focus Gold has funded its initial operations with private placements of equity and with debt securities, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favourable to us. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

As of February 29, 2012, the Company’s cash balance was $85,436. Accounts payable and accrued liabilities as well as short term payments under contracts as of February 29, 2012 totalled $2,748,860. The Company’s working capital deficit as of February 29, 2012 was $1,656,502.

During the years ended February 29, 2012 and 2011, our sole means of meeting our cash flow requirements was through the sale of our common stock and loans, advances or the sale of debt. In the year ended February 29, 2012 we generated net proceeds of $1,811,434 from the sale of stock, (2011 - $1,034,735). In the year ended February 29, 2012 we received $873,183 (2011 - $nil) from the issuance of notes payable and other debt. The net proceeds from these stock offerings and borrowings by the Company were used to satisfy operations and financial requirements and to conduct exploration activities on the Huicicila claims in Mexico.

Pursuant to our agreements under which we acquired our option in the Watebeag and Russell Creek properties, we are obligated to undertake exploration work on the property in the amount of $2,000,000 before the third anniversary date of the agreement, October 1, 2013. In addition, under agreements entered into by our subsidiary Fairfields, since our acquisition of Fairfields on December 31, 2010, we have committed to pay all fees and costs to maintain the underlying claims as well as necessary assessment work and the payment of mineral option payments totalling $800,000 through February 2014. We anticipate that similar fees will be payable each year so long as we maintain our interest in the claims and leases and the payment of $400,000 yearly under the option agreement for the purchase of the Huicicila claims in Mexico and similar fees for exploration costs on our UK and Ireland properties.

Other Activities:

None, the Company is actively working to manage and develop its portfolio of mining properties.

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

Evaluation of Disclosure Controls and Procedures

As of February 29, 2012, the end of the period covered by this report, an evaluation was performed by our officer, Grant R. White, who serves as our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”). Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure.

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

In connection with the preparation of our annual financial statements, we have assessed the effectiveness of internal control over financial reporting as of February 29, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation as discussed above, Mr. White determined that as of February 29, 2012, the Company has a material weakness in our internal control over financial reporting that relates to the lack of segregation of duties in financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended February 29, 2012 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item was not subject to attestation by our registered public accounting firm in this annual report.

ITEM 8B.	OTHER INFORMATION

On December 20, 2011, the Company entered into a sale and purchase agreement pursuant to which the Company is selling the Company’s tailings or mine dumps on the Cila concession blocks of Focus Gold’s Mexican Huicicila project. The tailings or mine dumps are from previous underground mining operations within the Company’s concessions and contain lower grade gold and silver. Mr. Jesus Mario Lopez Fabian , the purchaser, agreed to provide the Company $1.0 million upon closing which has not occurred due to nonpayment.

On June 13, 2012 with the Company’s failure to file its Form 10-K for the year ended February 29, 2012, the Company entered into technical default on a secured promissory note with principal of $356,000.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information provided under this PART III presents the information as it relates to the Directors and Executive Officers as was in effect on February 29, 2012.

The following table identifies our current executive officers and directors, their respective offices and positions, and their respective dates of election or appointment:

Name	Title	Dates of Appointment
Grant R. White	Chief Executive Officer, Chief Financial Officer and Director	August 27, 2010
Eduardo Zayas	Director	December 31, 2010

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

Business Experience

Grant R. White, age 41, Board Member, Chief Executive Officer, Chief Financial Officer, and Treasurer served as the Global Head of Capital Markets - Pope and Company between April 2009 and July 2010 where he established a profitable institutional based capital markets group and lead several financings in the junior mining and oil and gas sectors. From 2005 to 2008, Mr. White was Managing Director, Head of Investment Banking, for Blackmont Capital in Toronto. Mr. White earned a Bachelor of Commerce from Queen’s University in 1992. Mr. White is the beneficial owner of GRW Global Investments which purchased 3,400,000 shares of common stock from the Company.

The Company entered into an employment agreement with Mr. White as of September 1, 2010. Under the agreement, Mr. White received $15,000 per month until December 31, 2010. On February 23, 2011, the Company entered and Executive Employment Agreement with Mr. White to serve as President and Chief Executive Officer of the Company at an annual salary of $252,000 (Canadian Dollars). In addition, the Company granted Mr. White an option to purchase 4,000,000 shares of common stock a $.50 per share expiring February 24, 2016. Mr. White shall devote so much of his time and attention to his duties as CEO as is reasonably required to meet the objectives specified by the Board of Directors.

Eduardo Zayas, age 39, Board Member. Mr. Zayas has over 15 years of experience in the financial services industry in Mexico, in private banking he has successfully managed hundreds of millions of dollars of Mexican clients. Mr. Zayas has been involved in several mining due diligences for the last two years, and he is currently President and Chairman of the Board of Fairfields Gold S.A. de C.V. a Mexican mining company. Mr. Zayas earned in 1995, with honors, a Bachelor in Business from the Instituto Tecnológico y de Estudios Superiores de Monterrey (ITESM).

Significant Employees

Other than the executive officer named herein, the Company does not have any significant employees.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires directors and certain officers of the Company, as well as persons who own more than ten percent (10%) of a registered class of the Company’s equity securities (“Reporting Persons”), to file reports with the SEC. The Company believes that during fiscal year ended February 29, 2012; all Reporting Persons timely complied with all filing requirements applicable to them, except as note below.

Richard O. Weed and Dorian Nichol have filed a late Form 4. Eduardo Zayas Larry Segerstrom, and Grant R. White are in the process of obtaining EDGAR filing codes and have not made any insider filings on Form 3, 4, or 5.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The table below shows certain compensation information for services rendered in all capacities for the fiscal years ended February 29, 2012, and February 28, 2011. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

	Annual Compensation			Long Term Compensation
Name and Principal Position	Fiscal Year End	Salary (4)	Bonus ($)	All other and annual Compensation and LTIP Payouts ($)	Securities under Options/SARS Graned (#)	Restricted Shares or Restricted Share Units (#)
Grant R. White, CEO and Director	2012	$253,245	-	-	-	-
	2011	$102,000	-	-	-	1,132,626
	2010	-	-	-	-	-
Eduardo Zayas Director	2012	$204,199	-	-	-	-
	2011	$24,782	-	-	-	99,105
	2010	-	-	-	-	-

Employment Agreements with Management

The Company entered into an employment agreement with Mr. White as of September 1, 2010. Under the agreement, Mr. White received $15,000 per month until December 31, 2010. On February 23, 2011, the Company entered and Executive Employment Agreement with Mr. White to serve as President and Chief Executive Officer of the Company at an annual salary of $252,000 (Canadian Dollars). In addition, the Company granted Mr. White an option to purchase 4,000,000 shares of common stock a $.50 per share expiring February 24, 2016. Mr. White shall devote so much of his time and attention to his duties as CEO as is reasonably required to meet the objectives specified by the Board of Directors.

Mr. Zayas is paid at the rate of 214,285 pesos a month ($16,666 at February 29, 2012 rate of exchange) as president of Fairfields. In addition in February 2011, the Company granted Mr. Zayas an option to purchase 350,000 shares of common stock at $0.50 per share expiring February 24, 2016. Mr.Zayas shall devote so much of his time and attention to his duties as CEO as is reasonably required to meet the objectives specified by the Board of Directors.

Outstanding Equity Awards

On December 19, 2011 the Board of Directors adopted the 2011 Share Incentive plan (the “Incentive Plan”) for selected non-executive employees and consultants associated with the Company. The Incentive Plan is intended to advance the best interests of the Company by providing selected non-executive employees and consultants of the Corporation with the opportunity to acquire shares of Common Stock. By encouraging stock ownership, the Corporation seeks to attract, retain and motivate the best available personnel for positions of substantial responsibility; to provide additional incentive to selected non-executive employees and consultants of the Corporation to promote the success of the business as measured by the value of its shares; and generally to increase the commonality of interests among directors, employees, consultants and other shareholders. The Board reserved and issued 10,000,000 shares of common stock for issuance under the Plan during the fiscal year ended February 29, 2012.

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

Dorian L. (Dusty) Nicol received a five year option to purchase 1 million common shares at $.50 per share as part of his employment agreement to join the Corporation as Director of Exploration.

Eduardo Zayas received a five year option to purchase 350,000 common shares at $.50 per share.

Larry Segerstrom received a five year option to purchase 200,000 common shares at $.50 per share.

Richard O. Weed received a five year option to purchase 200,000 common shares at $.50 per share.

No other compensation has been paid or accrued for director compensation for the fiscal year ended February 29, 2012 and February 28, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following alphabetical table sets forth the ownership, as of July 16, 2012, of our Common Stock by each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, each of our directors and executive officers; and all of our directors and executive officers as a group. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose. This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth below, applicable percentages are based upon 107,375,004 shares of Common Stock outstanding as of July 16, 2012.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage
Grant R. White, Chief Executive Officer and Director	Common Stock	7,400,000	6.9%
Eduardo Zayas, Director	Common Stock	7,944,444	7.44%
All directors and named executive officers as a group (2 persons)	Common Stock	15,394,444	14.3%

Grant R. White, Chief Executive Officer and Director, indirectly owns 3,400,000 shares of common stock through his ownership of GRW Global Investments, a company organized in Barbados, and holds an option to purchase 4,000,000 shares of common stock at $.50 per share that expires February 24, 2016

Eduardo Zayas, Director, owns 7,644,444 shares of common stock and holds an option to purchase 350,000 shares of common stock at $.50 per share that expires February 24, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company’s principal office is rented from Finao Advisory Corp. a company owned by Grant White, CEO, for a monthly fee of $1900 (Canadian Dollars).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

On October 7, 2010, our Board of Directors approved the engagement of Rosenberg Rich Baker Berman & Company (“RRBB”) to serve as our principal independent public accountant to audit our financial statements for the fiscal year ended February 29, 2012. RRRB served as our principal independent public accountant to audit our financial statements for the fiscal year ended February 29, 2012.

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

Years Ended February
	29, 2012	28, 2011

Audit Fees	$25,750	$34,000
Audit-related fees (a)	$—	$—
Tax fees (b)	$—	$—
Registration Statement Fees	$—	$—
All other fees	$—	$—

(a)	Audit-related fees primarily include research services to validate certain accounting policies.

(b)	Tax fees include costs for the preparation of our corporate income tax return.

Our Board of Directors established a policy whereby the outside auditors are required to seek pre-approval on an annual basis of all audit, audit-related, tax and other services by providing a prior description of the services to be performed. For the year ended February 29, 2012, 100% of all audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by RRBB was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

PART IV

ITEM 15.	EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form SB2 filed on June 2, 2005).
3.2	Amendment to Articles of Incorporation (incorporated by reference to the Registrant’s Schedule 14C filed on April 22, 2009).
3.3	Amendment to Articles of Incorporation (incorporated by reference to the Registrant’s Schedule 14C filed on May 20, 2011).
3.4	Bylaws (incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on June 2, 2008).
10.1	Option Agreement with Victoria Gold Corp. dated October 1, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 27, 2010).
10.2	Amended Option Agreement with Victoria Gold Corp. dated October 20, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 27, 2010).
10.3	Share Purchase Agreement with Fairfields Gold S.A. de CV. dated November 10, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 19, 2010).
10.4	Acquisition Agreement with Metallum Resources PLC. dated February 21, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 3, 2011).
10.5	Amended Acquisition Agreement with Metallum Resources PLC. dated April 29, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 3, 2011).
10.6	Tailings Dump Agreement with Jesus Mario Lopez Fabian (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 29, 2011.
10.7	Promissory Note with Pedro Pina Castullo dated July 12, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 16, 2012.
10.8	Promissory Note with Per Whimmer dated September 14, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 16, 2012.
10.9	Promissory Note with Lief Wimmer dated September 19, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 16, 2012.
10.10	Promissory Note with GEL Properties LLC dated October 21, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 16, 2012
10.11	Convertible Debenture with HJG Partnership Dated February 17, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 16, 2012.
10.12	Share Exchange Agreement with Pacific Orient Capital Inc. Dated February 27, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 16, 2012.
14.1	Financial Code of Ethics.*
21.1	List of Subsidiaries*
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14*
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 16, 2012

/s/ Grant R. White
Grant R. White
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

July 16, 2012

/s/ Grant R. White Grant R. White, Director /s/ Eduardo Zayas Eduardo Zayas, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Focus Gold Corporation

We have audited the accompanying balance sheets of Focus Gold Corporation (an exploration stage company) as of February 29, 2012 and February 28, 2011, and the related statements of operations, stockholders’ equity, and cash flows for the years ended February 29, 2012 and February 28, 2011 and the period October 1, 2010 (entry into exploration stage) to February 29, 2012. Focus Gold Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Focus Gold Corporation as of February 29, 2012 and February 28, 2011, and the results of its operations and its cash flows for the years ended February 29, 2012 and February 28, 2011 and the period October 1, 2010 (entry into exploration stage) to February 29, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the exploration stage and has suffered recurring losses from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, NJ

July 16, 2012

FOCUS GOLD CORPORATION

(An Exploration Stage Company)

Consolidated Balance Sheets

ASSETS

	February 29,	February 28,
	2012	2011
Current Assets
Cash and cash equivalents	$85,436	$329,746
Taxes and other amounts receivable	99,173	61,573
Prepaid expenses	907,749	232,287
Total Current Assets	1,092,358	623,606

Equipment	12,904	4,114
Mineral property rights	12,278,040	6,136,002
Other long term assets	150,514	—
Total Assets	$13,533,816	$6,763,722

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$757,627	$107,578
Accounts payable and accrued expenses - related	286,506	50,714
Notes payable net of discount	1,133,468	—
Mineral option payment liability	571,259	371,259
Total Current Liabilities	2,748,860	529,551

Long-Term Debt
Mineral option payment liability	334,468	635,608

Total Liabilities	3,083,328	1,165,159

Contingencies and Commitments
Stockholders' Equity
Preferred stock, $0.00001 par value, 100,000,000 shares authorized and none issued and outstanding as of November 30, 2011 and February 28, 2011	—	—
Common stock, $0.00001 par value, authorized 250,000,000 shares, 99,025,004 shares issued and outstanding as of February 29, 2012, 57,945,848 shares issued and outstanding as of February 28, 2011	990	579
Additional paid-in capital	17,400,992	6,991,948
Accumulated other comprehensive income (loss)	(52,110)	396
Accumulated deficit prior to exploration stage	(414,284)	(414,284)
Accumulated deficit during exploration stage	(6,554,144)	(980,076)
Total Focus Gold Corporation Equity	10,381,444	5,598,563
Non-controlling Interest in Consolidated Subsidiary	69,044	—
Total Stockholders' Equity	10,450,488	5,598,563

Total Liabilities and Stockholders' Equity	$13,533,816	$6,763,722

The accompanying notes are an integral part of these consolidated financial statements

FOCUS GOLD CORPORATION

 (An Exploration Stage Company)

Consolidated Statements of Operations

	For the Year Ended		For the period October 1, 2010 (Entry into Exploration Stage) to
	February 29, 2012	February 28, 2011	February 29, 2012
Revenues	$—	—	$—

Operating Expenses
Exploration expense	926,794	139,667	1,066,461
General & administrative expenses	3,930,006	965,914	4,753,572

Total Operating Expenses	4,856,800	1,105,581	5,820,033

Other Income (Expenses)
Interest income	27,348	—	27,348
Amortization of debt discount	(137,591)	(16,843)	(154,434)
Interest and financial fees	(499,941)	—	(499,941)
Loss on extinguishment of debt	(108,659)	—	(108,659)
Total Other Income (Expenses)	(718,843)	(16,843)	(735,686)

Net Loss	$(5,575,643)	$(1,122,424)	$(6,555,719)
Net loss attributable to non-controlling interest	1,575	—	1,575
Net Loss Attributable to Focus Gold Stockholders	$(5,574,068)	$(1,122,424)	$(6,554,144)

Basic and Diluted Net Loss Per Share	$(0.06)	$(0.02)
Weighted average number of shares outstanding, basic and diluted	95,203,575	56,855,691

The accompanying notes are an integral part of these consolidated financial statements

FOCUS GOLD CORPORATION

(An Exploration Stage Company)

Consolidated  Statements of Cash Flows

	For the Year Ended		For the period October 1, 2010 (Entry into Exploration Stage) to
	February 29,	February 28,	February 29,
	2012	2011	2012
Cash Flows from Operating Activities
Net Loss	$(5,575,643)	$(1,122,424)	$(6,555,719)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,176	256	3,432
Amortization of debt discount	137,591	16,843	154,434
Interest expense	465,153	—	465,153
Loss on settlement of debt	108,659	—	108,659
Stock based compensation	1,510,167	302,033	1,812,200
Common stock issued for services	359,538	127,600	424,138
Change in operating assets and liabilities:
(Increase) in taxes and other amounts receivable	33,981	(28,155)	5,826
Decrease / (Increase) in prepaid expenses	238,647	(23,087)	227,560
Increase in accounts payable and accrued expenses	305,347	98,965	374,522
Increase in accounts payable and accrued expenses - related	130,125	50,714	124,894
Net Cash (Used in) Operating Activities	(2,283,259)	(577,255)	(2,854,901)

Cash Flows (Used in) Provided by Investing Activities
Pre-acquisition loans to subsidiary	(395,348)	(200,000)	(595,348)
Purchase of equipment	(1,268)	(3,797)	(5,065)
Cash acquired in acquisition	3,303	70,048	73,351
Mineral option payment liability	(200,000)	—	(200,000)
Net Cash (used in ) Investing Activities	(593,313)	(133,749)	(727,062)

Cash Flows Provided by (Used in) Financing Activities
Proceeds from the sale of common stock	1,811,434	1,034,735	2,846,169
Proceeds from notes payable	873,183	—	873,183
Net Cash provided by Financing Activities	2,684,617	1,034,735	3,719,352

Net Increase (Decrease) in Cash	$(191,955)	$323,731	$137,389

Foreign currency translation adjustment	(52,355)	396	(51,959)

Cash and Cash Equivalents at Beginning of Period	$329,746	$5,619	$6

Cash and Cash Equivalents at End of Period	$85,436	$329,746	$85,436

Cash paid for
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

FOCUS GOLD CORPORATION

(An Exploration Stage Company)

Consolidated Statement of Stockholders' Equity

	Preferred Stock		Common Stock		Additional Paid-in	Non Controlling	Accumulated Other Comprehensive Income	Accumulated Deficit Prior to Exploration	Accumulated Deficit During Exploration	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	interest	(Loss)	Stage	Stage	Equity
Balances at February 28, 2010	-	$-	61,340,010	$613	$268,346	-	$-	$(271,936)	$-	$(2,977)

Common stock issued for professional services at $0.30 per share	-	-	100,000	1	29,999	-	-	-	-	30,000

Common stock issued for professional services at $0.22 per share	-	-	150,000	2	32,998	-	-	-	-	33,000

Common stock cancelled without consideration	-	-	(26,000,000)	(260)	260	-	-	-	-	-

Common stock issued for mineral property option at $0.20 per share	-	-	250,000	2	49,998	-	-	-	-	50,000

Common stock issued for cash in private placements at $0.20 per share	-	-	4,700,000	47	939,953	-	-	-	-	940,000

Common stock issued for consulting services at $0.20 per share	-	-	969,000	10	193,790	-	-	-	-	193,800

Common stock issued for acquisition of subsidiary at $0.31 per share	-	-	16,000,000	160	4,999,840	-	-	-	-	5,000,000

Common stock issued for consulting services at $0.40 per share	-	-	200,000	2	79,998	-	-	-	-	80,000

Common stock issued for cash in private placements with warrants at $0.40 per unit	-	-	236,838	2	94,733	-	-	-	-	94,735

Stock option expense	-	-	-	-	302,033	-	-	-	-	302,033

Comprehensive income	-	-	-	-	-	-	396	-	-	396

Net loss for the year ended February 28, 2011	-	-	-	-	-	-	-	(142,348)	(980,076)	(1,122,424)

Balances at February 28, 2011	-	$-	57,945,848	$579	$6,991,948		$396	$(414,284)	$(980,076)	$5,598,563

Common stock issued for cash in private placements with warrants at $0.40 per unit (net of commissions)	-	-	4,410,750	44	1,697,676	-	-	-	-	1,697,720

Common stock issued for consulting services at $0.140 per share	-	-	2,500,000	25	349,975	-	-	-	-	350,000

Common stock issued for consulting services at $0.100 per share	-	-	4,500,000	45	449,955	-	-	-	-	450,000

Common stock issued at $0.102 per share for debt of subsidiary	-	-	1,000,000	10	102,476	-	-	-	-	102,486

Common stock issued for consulting services at $0.130 per share	-	-	3,000,000	30	389,970	-	-	-	-	390,000

Common stock issued for cash in private placements at $0.150 per unit (Net of commissions)	-	-	1,333,333	13	146,843	-	-	-	-	146,856

Common stock issued for consulting services at $0.230 per share	-	-	250,000	3	57,498	-	-	-	-	57,500

Common stock issued for acquisition of subsidiary and accruals of non-controlling interest	-	-	23,715,730	237	5,160,215	70,726	-	-	-	5,231,179

Common stock issued for settlement of debt of subsidiary at $0.49 per share	-	-	369,343	4	181,759	-	-	-	-	181,762

Stock option expense	-	-	-	-	1,510,167	-	-	-	-	1,510,167

Warrants issued for debt discount	-	-	-	-	362,510	-	-	-	-	362,510

Comprehensive (loss)	-	-	-	-	-	-	(52,506)	-	-	(52,506)

Loss attributable to non-controlling interest in subsidiary	-	-	-	-	-	(1,682)	-	-	-	-1,682

Net loss for the year ended February 29, 2012	-	-	-	-	-	-	-	-	(5,574,068)	(5,574,068)

Balances at February 29, 2012	-	$-	99,025,004	$990	$17,400,992	$69,044	$(52,110)	$(414,284)	$(6,554,144)	$10,450,488

The accompanying notes are an integral part of these consolidated financial statements

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Consolidated Financial Statements

For the years ended February 29, 2012 and February 28, 2011

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

On December 31, 2010, the Company acquired 100% ownership of Fairfields Gold S.A. de CV, a Mexican corporation involved in the exploration and expansion of its mineral properties. On October 25, 2011, the Company’s newly formed subsidiary, Focus Celtic Gold Corporation completed the acquisition of 98.65% ownership of Metallum Resources Plc., an England &Wales corporation which is also involved in the exploration and expansion of its mineral properties. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

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

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These consolidated financial statements represent the consolidation of the Company with its Mexican subsidiary Fairfields Gold S.A. de CV (“Fairfields”) at February 29, 2012 and February 28, 2011 and for the period since December 31, 2010 and Focus Celtic Gold Corporation (“Celtic”) and Metallum Resources Plc. (“Metallum”) at February 29, 2012 and for the period since October 25, 2011. All significant intercompany transactions have been eliminated.

The Company is considered an exploration stage company and its financial statements are presented in a manner similar to a development stage company as defined in ASC 915” Development stage entities”, and interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7. Pursuant to the rules and regulations of the Securities and Exchange Commission, a mining company in the exploration stage should not refer to itself as a development stage company in its financial statements. The Company is required to provide additional disclosures from its date of inception, or the date the Company was reactivated to undertake exploration stage activities; therefore, the statement of operations, stockholders’ equity and comprehensive loss and cash flows include cumulative amounts from October 1, 2010 to February 29, 2012.

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

The Company's financial instruments as defined by FASB ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at February 29, 2012. All these items were determined to be Level 1 fair value measurements. The recorded value of long-term debt approximates its fair value as the terms and rates approximate market rates.

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

The Company accounts for stock based compensation to employees as required by ASC 718: Compensation-Stock Compensation and stock based compensation to nonemployees as required by ASC 505-50: Equity-Based Payments to Non-Employees.  Stock awards have been valued at fair value using recent share issuance prices for cash, in arms-length transactions. Options and warrants are valued using the Black-Scholes pricing model (See Note 7). The offset to the recorded stock based compensation cost is to additional paid-in capital. Consideration received on the exercise of stock options is recorded as share capital and additional paid-in capital and the related additional paid-in capital is transferred to share capital.

(h)	Comprehensive Income

ASC 220: Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at February 29, 2012 and February 28, 2011, the Company’s only component of comprehensive income was foreign currency translation adjustments.

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

The Company follows the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. The Company recognized no increase in the liability for unrecognized tax benefits. The Company has no tax position at February 29, 2012 or February 28, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at February 29, 2012 or February 28, 2011. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its exploration stage activities.

(j)	Net loss per share

The Company computes earnings (loss) per share in accordance with ASC Topic 260 Earnings Per Share. ASC Topic 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At February 29, 2012, the total number of potentially dilutive shares of common stock excluded from basic net loss per share as anti-dilutive was 27,521,094 from options and 4,106,909 from warrants. Respectively, on February 28, 2011, the total number was 2,500,000 from options and 118,419 from warrants.

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

The functional currency of the Company’s subsidiary Fairfields, is the Mexican Peso. The functional currency of the company’s subsidiary Metallum is the British Pound .The financial statements of the foreign subsidiaries are translated to United States dollars in accordance with ASC Topic 830 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in current operations.

(l)	Share capital

The Company records proceeds from share issuances, net of issue costs. Shares issued for consideration other than cash are valued in accordance with ASC 845: nonmonetary transactions, at the fair value of the nonmonetary assets acquired or the fair value of the nonmonetary asset given up.

(m)	Flow-through shares

Canadian tax legislation permits a company to issue flow-through instruments whereby the deduction for tax purposes relating to qualified resource expenditures is claimed by the investors rather than the company.

Flow-through shares are recognized in share capital based on the fair value attributed to common shares without a flow-through feature on the date the Company and the investors agree to the transaction. The difference (“premium”) between the amount recognized in common shares and the amount the investors pay for the flow-through shares is recognized as a flow-through share related liabilities which is reversed into the statement of loss within other income when the eligible expenditures are incurred. The amount recognized as flow-through share related liabilities represents the difference between the fair value of the common shares and the amount the investor pays for the flow-through shares.

(n)	Warrants

The Company accounts for warrants issued in conjunction with stock issuances under private placement using the fair value method.  Under this method, the value of warrants issued is measured at fair value at the grant date using the Black-Scholes valuation model and recorded as share capital and additional paid-in capital.

The Company recognized the value of detachable warrants issued in conjunction with issuance of the convertible debenture using the Black-Scholes pricing model. The Company recorded the relative fair value of the warrant as an increase to additional paid-in capital and discount against the related debt. The discount attributed to the value of the warrants is being amortized over the term of the underlying debt using.

(o)	Estimates

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

(p)	Recently accounting pronouncements

In December 2010, the FASB issued Accounting Standard Update No. 2010-28 (ASU No. 2010-28) “Intangibles – Goodwill and Other (Topic 350).” ASU No. 2010-28 addresses questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the goodwill impairment test, as stated in Topic 350, is passed in those circumstances because the fair value of their reporting unit will generally be greater than zero. The amendments in this update do not provide guidance on how to determine the carrying amount or measure the fair value of the reporting unit. The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For public entities, the amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is permitted. . The adoption of ASU No. 2010-28 did not have a material effect on the consolidated financial statements.

In December 2010, the FASB issued Accounting Standard Update No. 2010-29 (ASU No. 2010-29) “Business Combinations (Topic 805).” ASU No. 2010-29 addresses the diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU No. 2010-29 did not have a material effect on the consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (“ASU No. 2011-04”) ”), which updated the guidance in ASC Topic 820, Fair Value Measurement. The amendments in ASU 2011-04 generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011, and early application is not permitted. ASU 2011-04 is not expected to have a material impact on the Company’s financial position or results of operations.

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

In September 2011, the FASB issued ASU No. 2011-08, which updates the guidance in ASC Topic 350, “Intangibles – Goodwill & Other” (ASU-2011-08). The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments in ASU 2011-08 include examples of events and circumstances that an entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, however the examples are not intended to be all-inclusive and an entity my identify other relevant events and circumstances to consider in making the determination. The examples in this ASU 2011-08 supersede the previous examples under ASC Topic 350 of events and circumstances an entity should consider in determining whether it should test for impairment between annual tests, and also supersede the examples of events and circumstances that an entity having a reporting unit with a zero or negative should consider in determining whether to perform the second step of the impairment test. Under the amendments in ASU 2011-08, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit's fair value from a prior year as previously permitted under ASC Topic 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. ASU 2011-08 is not expected to have a material impact on the Company's financial position or results of operations.

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

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-11, “ Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities ” (“ASU 2011-11”). ASU 2011-11 enhances current disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. Entities are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared on the basis of U.S. GAAP and financial statements prepared on the basis of IFRS. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. ASU 2011-11 is not expected to have a material impact on the Company’s financial statements.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

(q)	Comparative figures

Certain of the comparative figures have been reclassified to conform to the presentation in the current year. These reclassification had no impact on the company’s balance sheet, results of operations, stockholder’s equity of cash flows.

(r)	Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss of $5,574,068 during the year ended February 29, 2012, and an accumulated deficit of $6,968,428 since inception. The Company changed its principal business to the development and exploitation of mineral properties in October 2010, but has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

3.	Acquisitions

(a)	Metallum Resources Plc.

On February 23, 2011, the Company entered into definitive acquisition agreement (the “Metallum Acquisition Agreement”) to purchase all outstanding shares of Metallum Resources Plc. (“Metallum”), a gold and base metals explorer with a focus in Northern Ireland, Republic of Ireland and Scotland. Metallum, founded in 2006, is an unlisted public company incorporated under the laws of England and Wales. Under the terms of this agreement, the Company agreed to purchase all of Metallum's outstanding shares at a price of GBP £0.10 per share through the issuance of the Company’s common stock. The number of shares of common stock to be issued at the Agreement's closing was to be calculated by multiplying GBP £0.10 by the GBP/USD exchange rate on the day of closing, divided by the average closing price of the Company’s shares on the OTCBB for the 10-day period ended five trading days prior to the closing date. Effective June 29, 2011 the parties agreed to a conversion ratio of .325 shares of the Company’s common stock for each Metallum common shares based on a 5 day average trading price of the Company of $0.493 per share and a conversion rate of £ to $ of 1.60:1.

On October 25, 2011, the Company closed on the Metallum Acquisition agreement. The acquisition was accounted for as an asset acquisition. In consideration, based on arms-length negotiations, the Company issued 23,715,730 shares of its common stock to stockholders of Metallum at an agreed price of $0.49 per share for 72,971,475 or 98.65% of Metallum’s outstanding shares and issued 21,121,094 options for the purchase of common shares of the Company with an exercise price of $0.49 per share expiring December 31, 2012 for 64,987,982 or approximately 99.5% of Metallum’s 64,987,982 outstanding options. This acquisition further expands the Company’s geographical scope as well as its mineral property acreage.

Fair Value Determination and Allocation of Consideration Transferred

The fair value of the 23,715,730 common shares was determined to be $0.19 per share based on the fair value of the company’s stock on October 25, 2011, the acquisition date. The options were valued at $654,464 using a Black Scholes valuation model. The following assumptions were used in the Black Scholes calculation: expected life of 1.18 years; volatility of 98.5%; no dividend yield; and a risk free interest rate of 0.11%.

The following is a summary of the estimates of the fair value of the acquired assets less assumed liabilities at the acquisition date:

Net assets acquired and liabilities assumed:

Cash	$3,303
Taxes recoverable and prepaid expenses	69,217
Equipment	10,850
Mineral property rights	6,142,038
Accounts payable and accrued liabilities	(994,336)
Non-controlling interest	(70,619)

Paid by issuance of 23,715,730 shares of common stock, 21,121,094 options to purchase shares of the Company’s common stock until December 31, 2012	$5,160,453

(a)	Fairfields Gold S.A. de CV

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

Fair Value Determination and Allocation of Consideration Transferred

In accordance with ASC 805: Business Combinations, the Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their fair values at the acquisition date of December 31, 2010. The excess purchase price over those fair values is recorded as mineral property rights. At February 28, 2011, the Company has not yet determined whether there are any proven reserves on the property. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, are based on an independent third party valuation analysis using estimates and assumptions provided by management, and other information complied by management. In making these assessments, the Company has recognized as a liability the amount of $1,200,000 due to the optionee of Fairfields’ mineral properties at December 31, 2010 as its payment is likely to be made in management’s assessment. The amount of this liability has been recorded at the discounted basis of $990,024 using a discount rate of 11% (being management’s assessment of the interest rate then applicable to borrowings by the company of three year debt) over the period of such option payments. In recording contingent liabilities attending the acquisition of Fairfields, the Company did not include the payment of the contingent payments to Fairfields selling shareholders as noted below due to its assessment of the likeliness of such payment not being payable over the term such contingent payment may be required to be paid.

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

Fairfields Results of Operations

The following table presents the amount of revenues, loss from operations and net loss of Fairfields included in the Company’s consolidated statements of operations from the date of the acquisition December 31, 2010 through the year ended February 28, 2011:

Revenues	$–
Net loss from operations	(183,106)
Net loss	$(183,106)

Pro Forma Results

The following table presents the estimated unaudited pro forma consolidated results as if the business combination occurred as of March 1, 2010 and 2009, respectively. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place as of March 1, 2010 and 2009 (date of incorporation of Fairfields), respectively:

	Year Ended	Year Ended
	February 28,	February 28,
	2011	2010
Revenues	$–	$–
(Loss) from operations	(1,347,519)	(135,958)
Net loss	$(1,347,519)	$(135,958)
4.	Equipment

	February 29, 2012			February 28, 2011
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value

Computer and office equipment	$16,337	$3,433	$12,904	$4,370	$256	$4,114

	$16,337	$3,433	$12,904	$4,370	$256	$4,114

5. Mineral property rights

The continuity of expenditures on mineral property acquisitions is as follows:

Mineral property	February 28, 2011	Additions	Disposals	February 29, 2012
Canada Watabeag, Russell Creek,	$50,000	$-	$-	$50,000
Mexico
Huicicila	6,086,002	-	-	6,086,002
San Nicholas & Santa Fe		-	-	-
Focus I	-	-	-	-
Focus II	-	-	-	-
United Kingdom & Ireland
Metallum Claims		6,142,038		6,142,038
	$6,136,002	$6,142,038	$-	$12,278,040

There are no proven reserves on any of the claims or leases which the Company has under option or has an ownership interest in. The Company has interests in the following properties:

(a)	Huicicila Claims - Mexico

On November 10, 2010, the Company signed a definitive agreement to acquire Fairfields Gold S.A. de CV. Fairfields owns an option to acquire 100% of the Huicicila gold claims in Nayarit Mexico (see Note 8(b)). The Huicicila claims contain a high grade gold-silver mesothermal vein.  The property is located 25 kilometers southeast of Tepic and 10 kilometers northwest of Compostela in the State of Nayarit. The Project is covered by five mining claims with a surface of 1012 hectares.

Since the acquisition at December 31, 2010, the Company through its subsidiary Fairfields has conducted an exploration program to determine the extent of prior workings and mineralization on the property.

(b)	Watabeag & Russell Creek Claims – Ontario, Canada

On October 1, 2010 the Company and Victoria Gold Corp. entered into an option agreement (see Note 8(a)) covering 16 gold mining claims in the Province of Ontario.  Under the option agreement, the Company has the right to acquire Victoria Gold Corp.’s ownership interest in eight (8) mining claims located in Currie Township, Timmins Mining District, Ontario known as the Watabeag property and eight (8) mining claims located in Bowman Township, Timmins Mining District, Ontario known as the Russell Creek property.

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

As at February 29, 2012, the Company had not commenced exploration activities on these properties.

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

In February 2011 and the year ended February 29, 2012, the Company, through its wholly-owned subsidiary Fairfields, staked and applied for additional mineral claims for property contiguous with its Huicicila and San Nicholas and Santa Fe Claims. These claims are pending. The properties have a surface area of 18,289.05 hectares for the Focus 1 claims, 10,850 hectares for the Focus 2 claims and 2,367.78 hectares for the Focus 3 claims. The Company has conducted limited geological work on these claims.

(e)	Metallum properties - United Kingdom and Ireland

Includes thirty one exploration licenses in Northern Ireland, Scotland and Ireland covering in excess of 388,000 hectares owned by Metallum, the Company’s 98.65% owned subsidiary. The licenses cover areas of known mineral occurrences and geochemical anomalies in terrain that is geologically prospective for a number of deposit types for a variety of metals. The main emphasis will be on advancing gold and gold-copper targets though there is also the potential for poly-metallic massive sulphides. The Company’s extensive review of data on the Metallum licenses has identified 3 priority areas that will be the focus of initial exploration: Fore Burn, Scotland (gold-copper); Sperrins, N. Ireland (gold) and Clogher Valley, Ireland and N. Ireland (base metals).

6.	Notes payable

In July 2011, the Company entered into a Demand Promissory Note (the “Demand Note”) with a private investor as the lender with the principal amount of $200,000. The Demand Note is payable on demand by the lender after August 30, 2011 and accrues interest at the rate of 2% per month calculated and compounded monthly until maturity. A commitment, arrangement and placement fee of $59,000 is payable at maturity. The commitment, arrangement and placement fee of $59,000 has been included in notes payable net of discount on the balance sheet. The Demand Note has a provision that if the Demand Loan is not repaid upon demand within 3 days, the lender may elect to receive as full repayment for the loan in restricted common stock of the Company at the rate of five times the principal divided by the 10 day average closing price of the Company’s common stock prior to the date of demand. On March 1, 2012, the Company finalized a settlement agreement with the lender for an amount of $400,000 as full and complete satisfaction of principal, interest, commitment arrangement, placement fees and the any other right of the lender under the Demand Loan. As at February 29, 2012, the Company has recognized the sum of $108,659 as a loss on settlement of the Demand Loan in respect of this settlement.

In September 2011, the Company entered into two Demand Promissory Notes (the “Notes”) in the aggregate amount of $270,000 from a related party of a financial firm that has been engaged by the Company on an international basis for global capital raises and institutional marketing. The Notes are due upon demand after November 14, 2011 ($200,000) and November 19, 2011 ($70,000) and immediately, upon demand, where the Company is in default or non-compliance under the respective note or default or non-compliance with other parties customarily including but not limited to, insolvency, bankruptcy or judgements against the Company. The Notes bear interest at the rate of 2% per month calculated and compounded monthly and a commitment arrangement and placement fee of $67,500 per month (less interest). The commitment arrangement and placement fee of $341,414 and interest of $30,310 as at February 29, 2012 have been included in notes payable net of discount on the balance sheet. The Notes requires that the first use of any financing provided to the Company of greater than $200,000 be first used to retire the September 19 Note in whole or in part and greater than $305,000 in the case of the September 14 Note. As at February 29, 2012, the Notes were due and payable to the note holders subject to demand. As of this date no demand for payment has been made and the Company is in ongoing discussions with the note holders.

On October 25, 2011, the Company issued a 6% convertible redeemable secured note (the “6% Note”) for a principal amount of $100,000. The 6% Note is due and payable October 25, 2012 and accrues interest on the outstanding principal balance at the rate of 6% per annum. The 6% Note is convertible at any time after April 25, 2012, into shares of the Company's common stock at a conversion price that is equal to 70% of the lowest closing bid price of the Company’s common stock as reported on the National Quotations Bureau Pink Sheets on which the Company’s shares are traded, for any of the five trading days including the day upon which a Notice of Conversion is received by the Company. The Exercise price may be adjusted to a lower amount where within the three business days after the exercise the closing bid for the Company’s common stock is 5% lower than the price set out in the notice. At any time, the Company has the option to redeem the 6% Note and pay to the note holder 150% of the unpaid principal amount of the 6% Note, in full. As part of the loan, the Company issued to the note holder 666,666 transferable warrants to purchase one common share per warrant at $0.15 per share for a period of three years. The fair value of the 666,666 warrants was $96,372. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 3.0 years; volatility of 126.9%; no dividend yield; and a risk free interest rate of 0.43%. The relative fair value of the warrants was $49,076 and was recorded as a discount to the debt. The unamortized discount at February 29, 2012 was $32,000.

On February 17, 2012, Celtic entered into a convertible debenture agreement (“Convertible Debenture”) for an amount of $300,000 (Canadian, US$303,183 at February 29, 2012). The Convertible Debenture has a term of 6 months or the earlier of Celtic’s RTO on the Toronto Stock Exchange (Note 13). The Convertible Debenture is secured against the accounts of Celtic, including its accounts, chattel paper, books and records, equipment, instruments, intangibles, inventory, money, proceeds, securities and undertakings and is guaranteed by Celtic and its subsidiaries. The interest rate is 10% accrued daily, compound annually and paid at maturity date. The holder has the right to convert the principal amount outstanding into the common shares of Celtic at the conversion price which is the lower of $0.20 per common share or 25% below the RTO price. As part of the loan, the Company issued to the lender 1,000,000 common share purchase warrants with an exercise price per share equal to the lower of $0.30 (Canadian) and the RTO price for a period of two years and 333,333 common share purchase warrants with an exercise price per common share equal to $0.45 (Canadian) for a period of two years. The fair value of the 1,333,333 warrants was $197,152. The fair value of each warrant issued was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 2.0 years; volatility of 90.7%; no dividend yield; and a risk free interest rate of 1.12%. The fair value of the liability at February 29, 2012 is $199,244. The balance of the fair value of the warrants of $177,588 will be amortized over the remaining life of the Convertible Debenture.

7.	Share capital

(a)	Authorized capital The Company is authorized to issue: 100,000,000 Preferred shares of stock, $0.00001 par value 250,000,000 Common shares of stock, $0.00001 par value

(b)	Share issuances, returns and cancellations during the years ended February 29, 2012 and February 28, 2011

(i)	In March 2010, the Company issued 100,000 shares of common stock pursuant to a contract for services with a director of the Company at a price of $0.30 per share.
(ii)	On July 21, 2010, the Company issued 150,000 shares of common stock at a price of $0.22 per share in settlement of $33,000 in fees arising pursuant to a contract for services with a director of the Company.
(iii)	On October 1, 2010, the Company issued 250,000 shares of common stock at a value of $50,000 pursuant to a lease assignment of mining claims for the Watabeag and Russell Creek properties.
(iv)	On October 26, 2010, the Company received 26 million shares for cancellation. The Company did not provide this shareholder with any consideration for this cancellation.
(v)	On November 4, and 15, 2010, the Company entered into thirteen separate agreements for consulting services. Pursuant to these agreements, the Company agreed to issue to the consultants 969,000 shares of the Company’s common stock as a payment for services under the agreement. The agreements have a term of 12 months. The Company recorded the stock payment of $193,800 as a period expense of $57,933 in the year ended February 28, 2012 and $135,867 in the year ended February 29, 2012 which reflected the number of shares issued multiplied by the fair value of services renderable under the agreement, prorated for such sevices renderable in the respective periods.
(vi)	In November and December, 2010, the Company issued 4,700,000 shares of common stock in a private placement at $0.20 per share for proceeds of $940,000.
(vii)	On December 31, 2010 and February 17, 2010, the Company issued an aggregate 16,000,000 common shares at a fair value of $5,000,000 pursuant to a stock acquisition agreement of the Company to acquire 100% of the common shares of Fairfields Gold, S.A. de CV.
(viii)	In February, 2011 the Company issued 200,000 shares of common stock pursuant to a consulting agreement. The agreement had a term of 12 months. The Company recorded the stock payment of $80,000 as a period expense of $6,667 in the year ended February 28, 2011 and $73,333 in the year ended February 28, 2012 which reflected the number of shares issued multiplied by the fair market value of services renderable under the agreement, prorated for such services renderable in the respective periods.
F-20

(ix)	In February 2011, the Company issued 236,838 units at $0.40 per unit for proceeds of $94,735 by way of a private placement. Each unit consisted of one common share and one-half non-transferable share purchase warrant that entitled the holder to purchase one additional common share at $0.50 per share until April 24, 2012. The proceeds of the financing of $94,735 was allocated on a relative fair value basis as $66,515 to common shares and $28,220 as to warrants. The fair value of each warrant issued was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 1.18 years; volatility of 116%; no dividend yield; and a risk free interest rate of 1.70%. No warrants were exercised in fiscal year 2011.

(x)	On October 25, 2011, the Company issued an aggregate 23,715,730 common shares at a fair value of $4,505,989 pursuant to a definitive stock acquisition agreement of the Company dated February 23, 2011, to acquire 98.65% of the common shares of Metallum Resources Plc and, the approved the granting of 21,121,094 Class A Options in exchange for 64,987,982 Metallum options providing the Company with the option to acquire an additional 64,987,982 common shares of Metallum for £0.10 per share through December 31, 2012. In addition, at October 25, 2011, the Company issued an aggregate 369,343 common shares at a fair value of $181,762 in exchange for debt due to current and former directors and officers by one of the Company’s subsidiaries in the amount of $181,762.

(xi)	Effective October 15, 2011, the Company issued 250,000 shares of common stock pursuant to a consulting agreement. The agreement has a term of 12 months. The Company recorded the stock payment of $57,500 as a period expense of $21,582 and prepaid expenses at February 29, 2012 of $35,918 which reflected the number of shares issued multiplied by the fair value of services renderable under the agreement, prorated for such services renderable after February 29, 2012.

(xii)	During December 2011, the Company received and approved subscriptions for 1,333,333 units at $0.15 per unit for gross proceeds of $200,000 less cash issue costs of $20,000 by way of private placement of “flow-through” common shares. Each unit consisted of one common share and one-half non-transferable share purchase warrant that entitles the holder to purchase one additional common share at $0.25 per share for a period of two years.

In connection with this private placement, the Company's agents received a selling commission of $20,000 and 133,332 warrants to purchase an additional 133,332 shares of the Company’s common stock for a period of two years at $0.15 per share. The fair value of the 133,332 warrants was $5,019. The fair value of each warrant issued was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 2.0 years; volatility of 91%; no dividend yield; and a risk free interest rate of 0.43%.

(xiii)	In December, 2011, the Company entered into three separate consulting agreements for consulting services. Pursuant to these agreements, the Company agreed to issue to the consultants 6,250,000 shares of the Company’s common stock as a payment for services under the agreements. The agreements have a term of 12 months. The Company recorded the stock payment of $815,000 as a period expense of $188,233 and prepaid expenses at February 29, 2012 of $626,767 which reflected the number of shares issued multiplied by the fair value of services renderable under the agreement, prorated for such services renderable after February 29, 2012.

(xiv)	In January, 2012, the Company entered into a consulting agreement for consulting services. Pursuant to this agreement, the Company issued 3,750,000 shares of common stock pursuant to a consulting agreement. The agreement has a term of 24 months. The Company recorded the stock payment of $375,000 as a period expense of $36,986 and prepaid expenses at February 29, 2012 of $338,014 which reflected the number of shares issued multiplied by the fair value of services renderable under the agreement, prorated for such services renderable after February 29, 2012.

(xv)	During the year ended February 29, 2012, the Company received and approved subscriptions for 4,410,750 units at $0.40 per unit for gross proceeds of $1,764,300 less cash issue costs of $66,580 by way of private placement. Each unit consisted of one common share and one-half non-transferable share purchase warrant that entitles the holder to purchase one additional common share at $0.50 per share for a period of one year.

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

In connection with this private placement, the Company's agents received a selling commission of $66,580 and 166,450 warrants to purchase an additional 166,450 shares of the Company’s common stock for a period of one to three years at $0.40 per share. The fair value of the 166,450 warrants was $41,002. The fair value of each warrant issued was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 1.0 and 3.25 years; volatility of 84% and 144% respectively; no dividend yield; and a risk free interest rate of 0.25% and 0.71% respectively.

(b)	Stock options

The Company has an incentive share option plan (the "Plan") that it adopted February 7, 2011, that allows it to grant incentive stock options to its officers, directors, employees and other persons associated with the Company. The Plan is intended to advance the best interests of the Company by providing those persons who have a substantial responsibility for its management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. Further, the availability and offering of stock options and common stock under the Plan supports and increases the Company's ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability of the Company depends. The Board reserved 10,000,000 shares of common stock for issuance under the Plan. As of the fiscal year end, February 28, 2011, the Board had granted options to purchase 6,400,000 shares of common stock at $.50 per share to 7 persons. Through the year ended February 29, 2012, no further grants of options have been made under this plan.

Expiry date	Exercise price per share	Balance February 28, 2011	Granted	Forfeited	Expired/ Cancelled	Balance February 29, 2012

February 24, 2016	$0.50	6,400,000	-	-	-	6,400,000
December 31, 2012	$0.49		21,121,094			21,121,094
		6,400,000	21,121,094	-	-	27,521,094

Weighted average exercise price		$0.50	$0.49	$-	$-	$0.49

Of the 6,400,000 stock options granted 2,500,000 options were exercisable at February 28, 2011 and 6,400,000 were exercisable at February 29, 2012.  The intrinsic value of the vested stock options was $1,126,008 ($687,192 – 2011).  The intrinsic value of vested stock options outstanding at February 29, 2012 is calculated on the difference between the exercise prices of the underlying options and the fair market value of the Company’s common stock as determined by reference to private placement of the Company’s shares of common stock at the reporting date of February 25, 2011 being $0.40.

As the Company does not have historical experience to estimate the expected life of options, the Company used the project development life of its Huicicila concession as its estimate.  The $0.28 fair value of each stock option grant in the year ended February 28, 2011 was calculated using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of 2.5 years; volatility of 141%; no dividend yield; and a risk free interest rate of 0.95%.  The Company recorded aggregate stock-based compensation expense of $1,812,200 ($1,510,167 - 2012, and $302,033 – 2011) for options based on a twelve month service period from January 1, 2011.

During the year ended February29, 2012, the Company approved the issuance of 21,121,094 Class A Options in exchange for 64,987,982 Metallum options providing the Company with the option to acquire an additional 64,987,982 common shares of Metallum for £0.10 per share through December 31, 2012. No Class A Options have been exercised. The Class A Options have a remaining live of 0.84 years and an average exercise price of $0.49 per share. Each Class A Option entitles the holder to purchase one additional common share at US$0.49 per share through December 31, 2012. Holders of Class A Options may elect to exercise Class A Options by means of common cashless exercise provision based upon the 20 day volume weighted average price (VWAP) prior to exercise. Holders of Class A Options electing cashless exercise will receive that number of shares equal to (the 20 day VWAP minus $0.49) divided by the 20 day VWAP multiplied by the number of Options held.

(c)	Share purchase warrants

The continuity of share purchase warrants is as follows:

Expiry date	Exercise price per share	Balance February 28, 2011	Issued	Exercised	Expired	Balance February 29, 2012

Class A
March 1, 2012	$0.40		66,450			66,450
December 19,2012	$0.15		133,332			133,332
June 12, 2014	$0.40		100,000			100,000
October 14, 2016	$0.50		150,000			150,000

Class B
April 24, 2012	$0.50	118,419				118,419
April 24, 2012	$0.50		1,446,625			1,446,625
May 24, 2012	$0.50		76,250			76,250
July 20,2012	$0.50		682,500			682,500
December 15, 2013	$0.25		666,667			666,667

Promissory Note Warrant October 25, 2014	$0.15		666,666			666,666
Total Warrants Outstanding		118,419	3,988,490			4,106,909

Weighted average exercise price		$0.50	$0.38	$	$	$0.39
Average remaining contractual term (years)						1.13

The Company has issued two classes of warrants as set out below:

Class A warrant	Are non-transferrable, exercisable for cash and have no acceleration of the expiry date.

Class B warrant	Are transferrable, each warrant entitles the holder to purchase one additional common share at the exercise price per, subject to acceleration provisions and with a cashless exercise provision based upon the 20 day volume weighted average price per share at closing day (VWAP) the day prior to exercise. Holders of warrants electing cashless exercise will receive that number of shares equal to the 20 day VWAP minus the exercise price divided by the 20 day VWAP multiplied by the number of warrants exercised.

Promissory Note Warrant	Are transferrable and entitles the holder to purchase one additional common share at $0.15 per share for a period of three years. In lieu of the cash payment the holder has the right to convert this warrant in whole or in part without payment of any kind into that number of shares of common stock of the Company equal to the quotient obtained by dividing the aggregate of the closing price of the Company’s common stock on the day immediately preceding the conversion less the aggregate purchase price of the shares being exercised divided by the closing price of the Company’s common stock on the day immediately preceding the conversion.

During the year ended February 29, 2012, the Company approved unit subscriptions and warrant commissions for an aggregate of 449,782 Class A warrants and 2,872,042 Class B warrants as part of a private placement of units. In addition the Company approved an additional 666,666 warrants as part of a promissory note financing (see Note 6).

8.	Commitments and Contingencies

(a)	On October 1, 2010, the Company entered into an option agreement with Victoria Gold Corp, covering 16 gold mining claims in the Province of Ontario. Under the agreement the Company has the right to acquire Victoria’s ownership interest in the sixteen mining claims known as Watabeag and Russel Creek properties. On November 9, 2011 the agreement was amended. Under the amended agreement, the Company has the right to acquire Victoria’s ownership interest in the sixteen mining claims known as the Watabeag and Russell Creek properties. To exercise the option and receive the exclusive right to earn a 100% interest in the Watabeag and Russell Creek properties, the Company has issued 250,000 shares of its common stock and must complete $2,000,000 of cumulative exploration and maintenance expenditures on or before the fourth anniversary date of the agreement. Of the $2,000,000 of cumulative exploration and maintenance expenditures, $375,000 must be incurred on or before the second anniversary date of the agreement and $25,000 must be paid to Victoria Gold Corp. on or before December 31, 2011 (unpaid) and on each of the second and third anniversary dates of the agreement. Upon the commencement of commercial production, the Company will pay a royalty equal to 3.0% of Net Smelter Returns. The Company has the ability to buy back 1% of the Royalty at any time for $1 million.
F-24

(b)	On November 10, 2010, the Company signed a definitive agreement to acquire Fairfields Gold S.A. de CV. Fairfields owns an option to acquire 100% of the Huicicila gold project in Nayarit Mexico. Under the terms of the definitive agreement, Fairfields selling stockholders have the opportunity to receive additional shares based on performance as per the following schedule:

Resource Estimate Date	Indicated Reserves	Payment Obligation
18 months after Closing Date	475,000 oz Au (equivalent)	$1,250,000
24 months after Closing Date	750,000 oz Au (equivalent)	$1,250,000
36 months after Closing Date	1,025,000 oz Au (equivalent)	$1,250,000
48 months after Closing Date	1,300,000 oz Au (equivalent)	$1,250,000

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

This option agreement has an initially maturity of 3 years and 6 months from May 19, 2010. The company has recorded the fair value of the $1,200,000 of payments under this option in these consolidated financial statements as the discounted value of the cash payments using a rate based on the prevailing market rates of interest available to the Company (the average of interest rates used was estimated to be 11.0%) of $905,727 at February 29, 2012 (after payment of $200,000 in August 2011) and $1,006,867 at February 28, 2011. The carrying amounts of option payment liabilities owing approximates their fair values. The interest is accrued over the estimated payment period of the option payments. The aggregate amount of interest accrued from acquisition through February 29, 2012 was $98,860 and February 28, 2011 $16,843.

(d)	UK, Ireland mineral properties

The Company’s properties in UK and Ireland are held under prospecting licenses which are subject to commitments by the Company’s subsidiary to conduct mineral exploration activities on its licenses. During the period to renewal of its properties, the Company has committed to the following exploration expenditures in the fiscal years then ending:

2013 £178,770 (US$ 285,156)

2014 £243,770 (US$ 388,838)

9.	Related party transactions

a)	During the year ended February 29, 2012 the Company agreed to pay a monthly fee of $1,500 to a director as compensation for serving as corporate secretary. The Company paid or accrued $14,371 in the year ended February 29, 2012 (2011 - $18,000) under this commitment. A law firm of which the director is a partner is paid a monthly fee of $10,000 under a retainer agreement to provide legal services that was effective since March 1, 2010. Total fees were $95,000 through December 18, 2011 (2011 - $120,000). Mr. Weed was also issued 100,000 shares of restricted common stock, as designee for Law firm at a valuation of $0.30 per share or a total of $30,000 and an additional 150,000 were issued on July 31, 2010 with a value of $33,000 as payment toward his monthly retainer. As of December 18, 2011 Mr. Weed is no longer a director or officer of the Company.

b)	Commencing August 27, 2010, the Company entered into agreements with the president and CEO of the Company to provide services in exchange for $15,000 per month through December 31, 2010 and $21,000 CDN per month during the year ended December 31, 2011. During the year ended February 29, 2012, the Company paid $253,245 (2011 - $191,838) as compensation for such management services.

c)	Effective January 1, 2011, the Company entered into an employment agreement with the director of exploration of the Company to provide services in exchange for $12,000 per month through December 31, 2011. During the year ended February 29, 2012, the Company recorded $159,000 (2011 - $24,000) as compensation for such management services.

d)	Effective January 1, 2011, the Company has paid fees to directors and management of its Mexican subsidiary Fairfields, to provide services related to developing Fairfields mineral properties as well as management services in exchange for a fee of 214,284 pesos each month ($16,666 monthly at the average rates of exchange during the year ended February 29, 2012). During the year ended February 29, 2012, the Company recorded $408,398 (2011 - $49,564) as compensation for such management services.

e)	During the fiscal year ended February 28, 2011, the Company recorded $5,250 (2010 - $nil) as compensation to a company controlled by a director of the Company for exploration services provided pursuant to a consulting agreement with the Company.

f)	Effective October 25, 2011, the Company has paid fees to directors and officers of its UK subsidiary Metallum, to provide services related to developing Metallum’s mineral properties as well as management services in exchange for a fee of £5,000 each month ($7,957 monthly at the average rates of exchange during the year ended February 29, 2012). During the year ended February 29, 2012, the Company recorded $32,610 (2011 - $nil) as compensation for such management services.
F-26

g)	Included in accounts payable and accrued liabilities – related at February 29, 2012 is $286,506 (2011 - $ $50,714) payable to the firms and persons referred to in this Note 9 and persons or firms related with these persons and firms.
10.	Supplemental disclosure with respect to cash flows

The significant non-cash transaction for the year ended February 29, 2012 consisted of the issuance of 23,715,730 shares of the Company’s common stock for the acquisition of 98.65% of the common shares of Metallum of $5,160,453 (Note 3), the issuance of 10,250,000 shares of the Company’s common stock for services of $1,247,501, the recording of $1,510,167 for the fair value of options granted in the year ended February 28, 2011; and the issuance of 1,369,343 shares of the Company’s common stock for settlement of the Company’s subsidiaries debts in the amount of $284,249.

The significant non-cash transactions for the year ended February 28, 2011 consisted of the issuance of 16,000,000 shares of the Company’s common stock for the acquisition of 100% of the common shares of Fairfields of $5,000,000 (Note 3), the issue of 250,000 common shares for an option payment for a mineral property in the amount of $50,000 (Note 8(a)), the issuance of 1,419,000 shares of the Company’s common stock for services of $256,880, the recording of $302,033 for the fair market value of options granted in the year, and the gifting of 26,000,000 shares of the Company’s common stock for cancellation.

11.	Income taxes

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

The components of the net deferred tax asset at February 29, 2012 and February 28, 2011, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are listed below:

	February 29, 2012	February 28, 2011

Net loss before income taxes	$(5,574,068)	$(1,122,424)
Statutory rate	35%	35%
Computed expected tax recover	$(1,950,924)	$(392,848)
Non-deductible expenses	619,110	112,706
Change in estimates	0	0
Change in valuation allowance	1,331,814	280,142
Reported income taxes	-	-
Deferred tax asset
Cumulative net operating losses	1,700,987	369,173
Less valuation allowance	(1,700,987)	(369,173)
Net deferred tax asset	-	-

At February 29, 2012, the Company has net operating loss carry-forwards of approximately $6,610,202 (2011 - $1,054,782), the majority of which expire through 2032 if not utilized. Deferred tax assets of approximately $1,700,987, assuming an effective tax rate of 35%, were offset by a valuation allowance, which increased by approximately $1,331,814 and $280,142 during the years ended February 29, 2012 and February 28, 2011, respectively.

Future tax benefits, which may arise as a result of those losses, have not been recognized in these financial statements. They have been offset by a valuation allowance as management does not believe their realization is more likely than not.

12.	Segment disclosures

The Company considers itself to operate in a single segment, being mineral exploration and development. Geographic information is as follows:

	Canada	United Kingdom & Ireland	United States	Mexico	Total
February 29, 2012
Equipment	$3,015	$9,486	$-	$403	$12,904
Mineral property rights	50,000	6,142,038	-	6,086,002	12,278,040

February 28, 2011:
Equipment	$3,302	$-	$-	$812	$4,114
Mineral property rights	50,000	6,086,002		6,086,002	6,136,002

13.	Focus Celtic Gold Corporation proposal for public listing

On February 27, 2012, the Company entered into a Share Exchange Agreement with Pacific Orient Capital Inc. (“POC”), a company listed on the TSX Venture Exchange, for the exchange of its 26,500,000 common shares of Celtic to POC in exchange for 26,500,000 common shares of POC. Thereafter the Company will own approximately 84.13% of POC prior to giving effect to financing. POC has committed to fund Celtic at closing with a minimum of $1 million which it proposes to raise from investors at $0.30 per share.

14.	Subsequent events

a)	On March 22, 2012 the Company issued a Convertible Promissory Note to JMJ Financial (“JMJ”) in aggregate principal amount of $2,110,000 (the “JMJ Note”) advanced over time. In consideration for issuing of the JMJ Note and the 2,500,000 warrants, JMJ provided the initial funding of $275,000. The JMJ Note bears interest at 10%, matures three years from the date of issuance, is secured by 25% of the company’s investment property and ownership or other equity interests the Company holds in Focus Celtic Gold Corporation, its wholly owned subsidiary, and is convertible into shares of the Company’s common stock, at JMJ’s option, at a conversion price, equal to 80% of the average of the three lowest trade prices for the Company’s common stock during the 20 trading days prior to the conversion. The Note was issued with a 10% original issue discount. JMJ has agreed to restrict their ability to convert the JMJ Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s common stock. No interest or principal payments are required until the maturity date. The Note may be prepaid at any time prior to Maturity Date at 150%. The 2,500,000 warrants issued to JMJ entitle JMJ to purchase up to 2,500,000 shares of the Company’s common stock at $0.20 per share, subject to adjustment maintain an aggregate exercise price of $500,000. The 2,500,000 common share purchase warrants may in certain circumstances be exercised in whole or part in a cashless exercise equal to the difference between the VWAP on the trading day immediately preceding the date on which the holder elects to exercise the warrant and the exercise price of the warrant times the number of warrants so being exercised. The warrant exercise price may be adjusted to a lesser amount than $0.20 where at any time while the warrant is outstanding and the Company sells or grants an option to purchase or sell or grant any right to re-price, or issue and share of common stock or security convertible into the Company’s common stock at an effective price less than the $0.20 exercise price, the exercise price shall be reduced to that lesser amount. The warrant is non-transferrable.
b)	On March 29, 2012, the Company reached a settlement agreement on its Demand Note (described in Note 6) to settle the amount owing at $400,000. The Demand Note was further amended to remove any provisions that allowed for payment of the loan through penalty shares which was replaced with a convertible feature. Under the amendments the Note now bears interest, at the election of the holder at 1%, per month compounded monthly, matures October 1, 2012, and is convertible at any time into shares of the Company’s common stock, at the Holder’s option, at a conversion price, equal to 80% of the average of the three lowest trade prices for the Company’s common stock during the 20 trading days prior to the conversion. The Holder has agreed to restrict their ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s common stock. No interest or principal payments are required until the maturity date. Principal and interest may be prepaid prior to Maturity Date. The number of shares reserved for issue under the Note is 6.000.000 shares of the Company’s common stock.
c)	On June 14 and 19, 2012 the company entered into Promissory Note Amending Agreements with the note holders of the Notes where by the note holders have agreed to extend the $200,000 promissory note to September 14, 2012 and the $70,000 promissory note to September 19, 2012, settle outstanding Commitment, Arrangement and Placement fees of $554,825 in exchange for 4,000,000 shares of the Company’s common stock, and eliminate any future Commitment, Arrangement and Placement fees under these promissory notes.
d)	The Company has issued 8,350,000 shares of its common stock upon exercise of convertible provisions of its notes payable in settlement of $232,960 of notes payable.

e)	Subsequent to the year end, the Company’s mineral lease in Scotland representing approximately 20% of the fair value of the Company’s UK and Republic of Ireland mineral claims expired June 30th, 2012. The Company is in the process of renewing this mineral claim and management fully expects this mineral claim to be renewed.

f)	The Company was named as a defendant in an action filed on March 12, 2012 in the United States District Court, Southern District of New York. Also named in this action was the Company’s wholly owned subsidiary Fairfields and certain of its directors and officers. The plaintiff alleges that the defendants engaged the plaintiff as a finder in connection with financing for or the sale of Fairfields and was entitled to a finder’s fee of 10% of monies raised or the value of the deal. The plaintiff alleges that he completed his obligation and has not been paid for his services. The Company contends that it did not engage the plaintiff for any services. At this time, no discovery has been conducted and the Court has not yet ruled on the pending motion. Accordingly it is not possible at this time to make any assessment as to the possible outcome of the action. The Company intends to vigorously defend the action if it is not dismissed.

g)	On June 13, 2012 with the Company’s failure to file its Form 10-K for the year ended February 29, 2012, the Company entered into technical default on the JMG Note.

