Form 10-Q
period 2012-05-31
FOCUS GOLD Corp
filed 2012-07-23
CIK 1360564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission File No. 00-52720

FOCUS GOLD CORPORATION

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	26-4205169
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

388 Spadina Road, Toronto Ontario M5P 2V9	(647) 348-4300
(Address of Principal Executive Offices)	(Issuer’s Telephone Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes ☐    No ☐

The number of shares outstanding of the Issuer’s Common Stock as of July 20, 2012 was 107,375,004.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The financial statements have not been reviewed by our independent registered public accounting firm .  Upon completion of the review an amended 10-Q will be filed.

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

FOCUS GOLD CORPORATION

(An Exploration Stage Company)

Condensed Consolidated Balance Sheets

ASSETS
	May 31,	February 29,
	2012	2012
	(unaudited)
Current Assets
Cash and cash equivalents	$35,392	$85,436
Taxes and other amounts receivable	87,178	99,173
Prepaid expenses	685,445	907,749
Total Current Assets	808,015	1,092,358

Equipment	12,854	12,904
Mineral property rights	12,278,040	12,278,040
Other long term assets	121,747	150,514
Total Assets	$13,220,656	$13,533,816

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$939,699	$757,627
Accounts payable and accrued expenses - related	350,956	286,506
Notes payable net of discount	1,391,335	1,133,468
Mineral option payment liability	381,154	571,259
Total Current Liabilities	3,063,144	2,748,860

Long-Term Debt
Mineral option payment liability	343,382	334,468

Total Liabilities	3,406,526	3,083,328

Contingencies and Commitments
Stockholders' Equity
Preferred stock, $0.00001 par value, 100,000,000 shares authorized and none issued and outstanding as of May 31, 2012 and February 29, 2012	—	—
Common stock, $0.00001 par value, authorized 250,000,000 shares, 102,693,442 shares issued and outstanding as of May 31, 2012, 99,025,004 shares issued and outstanding as of February 29, 2012	1,027	990
Additional paid-in capital	17,910,399	17,400,992
Accumulated other comprehensive income (loss)	(21,984)	(52,110)
Accumulated deficit prior to exploration stage	(414,284)	(414,284)
Accumulated deficit during exploration stage	(7,729,052)	(6,554,144)
Total Focus Gold Corporation Equity	9,746,106	10,381,444
Non-controlling Interest in Consolidated Subsidiary	68,024	69,044
Total Stockholders' Equity	9,814,130	10,450,488

Total Liabilities and Stockholders' Equity	$13,220,656	$13,533,816

The accompanying notes are an integral part of these consolidated financial statements

FOCUS GOLD CORPORATION

 (An Exploration Stage Company)

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three month period ended May 31,		For the period October 1, 2010 (Entry into Exploration Stage) to May 31,
	2012	2011	2012

Revenues	$—	$—	$—

Operating Expenses
Exploration expense	77,366	528,878	1,143,827
General & administrative expenses	675,325	1,010,145	5,428,898

Total Operating Expenses	752,691	1,539,023	6,572,725
Other Income (Expenses)
Interest income	0	7,384	27,348
Amortization of debt discount	(207,195)	(26,836)	(361,629)
Interest and financial fees	(216,042)	—	(715,983)
Loss on extinguishment of debt		—	(108,659)
Total Other Income (Expenses)	(423,237)	(19,452)	(1,158,923)

Net Loss	$(1,175,928)	$(1,558,475)	$(7,731,648)

Net loss attributable to non-controlling interest	1,021	—	2,596

Net Loss Attributable to Focus Gold Stockholders	$(1,174,907)	$(1,558,475)	$(7,729,052)

Basic and Diluted Net Loss Per Share	$(0.01)	$(0.03)

Weighted average number of shares outstanding, basic and diluted	100,046,318	60,480,166

The accompanying notes are an integral part of these consolidated financial statements

FOCUS GOLD CORPORATION

(An Exploration Stage Company)

Condensed Consolidated  Statements of Cash Flows

(unaudited)

	For the Three month period ended May 31,		For the period October 1, 2010 (Entry into Exploration Stage) to May 31,
	2012	2011	2012
Cash Flows from Operating Activities
Net Loss	$(1,175,928)	$(1,558,475)	$(7,731,648)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	—	412	3,432
Amortization of debt discount	207,195	26,836	361,628
Interest expense	216,042	—	681,195
Loss on settlement of debt	—	—	108,659
Stock based compensation		453,050	1,812,200
Common stock issued for services	6,882		431,022
Change in operating assets and liabilities:
(Increase) in taxes and other amounts receivable	11,995	(81,294)	17,821
Decrease / (Increase) in prepaid expenses	251,071	73,105	478,631
Increase in accounts payable and accrued expenses	225,887	112,695	600,409
Increase in accounts payable and accrued expenses - related	20,634	(12,555)	145,528
Net Cash (Used in) Operating Activities	(236,222)	(986,226)	(3,091,123)

Cash Flows (Used in) Provided by Investing Activities
Pre-acquisition loans to subsidiary	—	(350,000)	(595,348)
Purchase of equipment	—	(1,304)	(5,065)
Cash acquired in acquisition	—	—	73,351
Mineral option payment liability	(200,000)	—	(400,000)

Net Cash (used in ) Investing Activities	(200,000)	(351,304)	(927,062)

Cash Flows Provided by (Used in) Financing Activities
Proceeds from the sale of common stock	—	1,227,720	2,846,169
Proceeds from notes payable	356,000	—	1,229,183
Net Cash provided by Financing Activities	356,000	1,227,720	4,075,352

Net Increase (Decrease) in Cash	$(80,222)	$(109,810)	$57,167

Foreign currency translation adjustment	30,178	28	(21,781)

Cash and Cash Equivalents at Beginning of Period	$85,436	$329,746	$6

Cash and Cash Equivalents at End of Period	$35,392	$219,964	$35,392

Cash paid for
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three month period ended May 31, 2012 and 2011

1.	Organization and Description of Business

Focus Gold Corporation (the "Company") was incorporated on December 23, 2005 under the laws of the state of Nevada under the name Real Estate Referral Center Inc. On April 21, 2009, the Company changed its name to Gold Bag, Inc. and effective June 6, 2011 to Focus Gold Corporation. Since inception through April 2009, the Company’s principal business was the matching of real estate customers with realtors in Canada through its website and word-of mouth contacts. In April 2009, the Company relocated to the United States of America and changed its business plan to purchase gold coins, broken jewelry or other items containing precious metals. On May 22, 2009 the Company effected a forward stock split on a 10:1 basis of its stock. In October 2010 the Company entered into an option agreement with Victoria Gold Inc. for the right to explore and purchase mineral claims located in Ontario Canada and since that time the Company’s principal business has been the acquisition and exploration of mineral resources. The Company is considered an exploration stage company and its financial statements are presented in a manner similar to a development stage company as defined in FASC 915-10-05, and interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7.

On December 31, 2010, the Company acquired 100% ownership of Fairfields Gold S.A. de CV, a Mexican corporation involved in the exploration and expansion of its mineral properties. On October 25, 2011, the Company completed on the acquisition of 98.65% ownership of Metallum Resources Plc., an England &Wales corporation which is also involved in the exploration and expansion of its mineral properties. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

All significant intercompany accounts and transactions are eliminated in consolidation.

2.	Significant accounting policies

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. This condensed summary should be read in conjunction with the disclosure of accounting policies in the Company’s audited financial statements for the year ended February 29, 2012

(a)	Mineral Properties, Leases and Exploration and Development Costs

The Company accounts for mineral properties in accordance with ASC 930: Extractive Activities-Mining.  Costs of acquiring mineral properties and leases are capitalized by project area upon purchase of the associated claims (see Note 3).  Mineral properties are periodically assessed for impairment of value and any diminution in value.

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

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three month period ended May 31, 2012 and 2011

The amounts shown for mineral properties do not necessarily represent present or future values. Their recoverability is dependent upon the discovery of economically recoverable reserves, the ability of the Company to obtain the necessary financing to complete the development, and future profitable production or proceeds from the disposition thereof.

(b)	Impairment of long-lived assets

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

(c)	Stock-based compensation

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

(d)	Warrants

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

(e)	Recently accounting pronouncements

In December 2010, the FASB issued Accounting Standard Update No. 2010-28 (ASU No. 2010-28) “Intangibles – Goodwill and Other (Topic 350).” ASU No. 2010-28 addresses questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the goodwill impairment test, as stated in Topic 350, is passed in those circumstances because the fair value of their reporting unit will generally be greater than zero. The amendments in this update do not provide guidance on how to determine the carrying amount or measure the fair value of the reporting unit. The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For public entities, the amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is permitted. For non-public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Non-public entities may early adopt the amendments using effective date for public entities. The Company is evaluating the impact ASU No. 2010-28 will have on the consolidated financial statements.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three month period ended May 31, 2012 and 2011

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

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three month period ended May 31, 2012 and 2011

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

(f)	Comparative figures

Certain of the comparative figures have been reclassified to conform to the presentation in the current year. These reclassification had no impact on the company’s balance sheet, results of operations, stockholder’s equity of cash flows.

(g)	Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss of $1,174,907 during the three month period ended May 31, 2012, and an accumulated deficit of $8,143,336 since inception. The Company changed its principal business to the development and exploitation of mineral properties in October 2010, but has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three month period ended May 31, 2012 and 2011

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

3.	Mineral property rights

The continuity of expenditures on mineral property acquisitions is as follows:

Mineral property	February 29, 2012	Additions	Disposals	May 31, 2012
Canada Watabeag, Russell Creek,	$50,000	$—	$—	$50,000
Mexico
Huicicila	6,086,002	—	—	6,086,002
San Nicholas & Santa Fe		—	—	—
Focus I	—	—	—	—
Focus II	—	—	—	—
United Kingdom & Ireland
Metallum Claims	6,142,038	—	—	6,142,038
	$12,278,040	$—	$—	$12,278,040

There are no proven reserves on any of the claims or leases which the Company has under option or has an ownership interest in. The Company has interests in the following properties:

(a)	Huicicila Claims – Mexico

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

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three month period ended May 31, 2012 and 2011

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

As at May 31, 2012, the Company had not commenced exploration activities on these properties.

(c)	San Nicholas & Santa Fe – Mexico

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

(d)	Focus 1 to 3 – Mexico

In May 2012, the Company, through its wholly-owned subsidiary Fairfields, staked and applied for additional mineral claims for property contiguous with its Huicicila and San Nicholas and Santa Fe Claims. These claims are pending. The properties have a surface area of 18,289.05 hectares for the Focus 1 claims, 10,850 hectares for the Focus 2 claims and 2,367.78 hectares for the Focus 3 claims. The Company has conducted limited geological work on these claims.

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

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three month period ended May 31, 2012 and 2011

4. Notes	payable

In July 2011, the Company entered into a Demand Promissory Note (the “Demand Note”) with a private investor as the lender with the principal amount of $200,000. The Demand Note is payable on demand by the lender after August 30, 2011 and accrues interest at the rate of 2% per month calculated and compounded monthly until maturity. A commitment, arrangement and placement fee of $59,000 is payable at maturity. The commitment, arrangement and placement fee of $59,000 has been included in notes payable net of discount on the balance sheet. The Demand Note has a provision that if the Demand Loan is not repaid upon demand within 3 days, the lender may elect to receive as full repayment for the loan in restricted common stock of the Company at the rate of five times the principal divided by the 10 day average closing price of the Company’s common stock prior to the date of demand. On March 1, 2012, the Company finalized a settlement agreement with the lender for an amount of $400,000 as full and complete satisfaction of principal, interest, commitment arrangement, placement fees and the any other right of the lender under the Demand Loan. On March 29, 2012, the Company reached a settlement agreement on its Demand Note, to settle the amount owing at $400,000. The Demand Note was further amended to remove any provisions that allowed for payment of the loan through penalty shares which was replaced with a convertible feature. Under the amendments the Note now bears interest, at the election of the holder at 1%, per month compounded monthly, matures October 1, 2012, and is convertible at any time into shares of the Company’s common stock, at the Holder’s option, at a conversion price, equal to 80% of the average of the three lowest trade prices for the Company’s Common stock during the 20 trading days prior to the conversion. The Holder has agreed to restrict their ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s common stock. No interest or principal payments are required until the maturity date. Principal and interest may be prepaid prior to maturity. The number of shares reserved for issue under the Note is 6.000.000 shares of the Company’s common stock.

In September 2011, the Company entered into two Demand Promissory Notes (the “Notes”) in the aggregate amount of $270,000 from a related party of a financial firm that has been engaged by the Company on an international basis for global capital raises and institutional marketing. The Notes are due upon demand after November 14, 2011 ($200,000) and November 19, 2011 ($70,000) and immediately, upon demand, where the Company is in default or non-compliance under the respective note or default or non-compliance with other parties customarily including but not limited to, insolvency, bankruptcy or judgements against the Company. The Notes bear interest at the rate of 2% per month calculated and compounded monthly and a commitment arrangement and placement fee of $67,500 per month (less interest). The commitment arrangement and placement fee of $525,427 as at May 31, 2012 has been included in notes payable net of discount on the balance sheet. The Notes requires that the first use of any financing provided to the Company of greater than $200,000 be first used to retire the September 19 Note in whole or in part and greater than $305,000 in the case of the September 14 Note. As at May 31, 2012, the Notes were due and payable to the note holders subject to demand.

On October 25, 2011, the Company issued a 6% convertible redeemable secured note (the “6% Note”) for a principal amount of $100,000. The 6% Note is due and payable October 25, 2012 and accrues interest on the outstanding principal balance at the rate of 6% per annum. The 6% Note is convertible at any time after April 25, 2012, into shares of the Company's common stock at a conversion price that is equal to 70% of the lowest closing bid price of the Company’s common stock as reported on the National Quotations Bureau Pink Sheets on which the Company’s shares are traded, for any of the five trading days including the day upon which a Notice of Conversion is received by the Company. The Exercise price may be adjusted to a lower amount where within the three business days after the exercise the closing bid for the Company’s common stock is 5% lower than the price set out in the notice. At any time, the Company has the option to redeem the 6% Note and pay to the note holder 150% of the unpaid principal amount of the 6% Note, in full. As part of the loan, the Company issued to the note holder 666,666 transferable warrants to purchase one common share per warrant at $0.15 per share for a period of three years. The fair value of the 666,666 warrants was $96,372. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 3.0 years; volatility of 126.9%; no dividend yield; and a risk free interest rate of 0.43%. The relative fair value of the warrants was $49,076 and was recorded as a discount to the debt. The unamortized discount at May 31, 2012 was $19,630.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three month period ended May 31, 2012 and 2011

On February 17, 2012, Celtic entered into a convertible debenture agreement (“Convertible Debenture”) for an amount of $300,000 (Canadian, US$303,183). The Convertible Debenture has a term of 6 months or the earlier of Celtic’s RTO on the Toronto Stock Exchange (Note 13). The Convertible Debenture is secured against the accounts of Celtic, including its accounts, chattel paper, books and records, equipment, instruments, intangibles, inventory, money, proceeds, securities and undertakings and is guaranteed by Celtic and its subsidiaries. The interest rate is 10% accrued daily, compound annually and paid at maturity date. The holder has the right to convert the principal amount outstanding into the common shares of Celtic at the conversion price which is the lower of $0.20 per common share or 25% below the RTO price. As part of the loan, the Company issued to the lender 1,000,000 common share purchase warrants with an exercise price per share equal to the lower of $0.30 (Canadian) and the RTO price for a period of two years and 333,333 common share purchase warrants with an exercise price per common share equal to $0.45 (Canadian) for a period of two years. The fair value of the 1,333,333 warrants was $197,152. The fair value of each warrant issued was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 2.0 years; volatility of 90.7%; no dividend yield; and a risk free interest rate of 1.12%. The balance of the fair value of the warrants of $128,670 will be amortized over the remaining life of the Convertible Debenture.

On March 22, 2012 the Company issued a Convertible Promissory Note to JMJ Financial (“JMJ”) in aggregate principal amount of $2,110,000 (the “JMJ Note”) advanced over time. In consideration for issuing of the JMJ Note and the 2,500,000 warrants, JMJ provided the initial funding of $275,000. The JMJ Note bears interest at 10%, matures three years from the date of issuance, is secured by 25% of the company’s investment property and ownership or other equity interests the Company holds in Focus Celtic Gold Corporation, its wholly owned subsidiary, and is convertible into shares of the Company’s common stock, at JMJ’s option, at a conversion price, equal to 80% of the average of the three lowest trade prices for the Company’s common stock during the 20 trading days prior to the conversion. The Note was issued with a 10% original issue discount. JMJ has agreed to restrict their ability to convert the JMJ Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s common stock. No interest or principal payments are required until the maturity date. The Note may be prepaid at any time prior to Maturity Date at 150%. The 2,500,000 warrants issued to JMJ entitle JMJ to purchase up to 2,500,000 shares of the Company’s common stock at $0.20 per share, subject to adjustment maintain an aggregate exercise price of $500,000. The 2,500,000 common share purchase warrants may in certain circumstances be exercised in whole or part in a cashless exercise equal to the difference between the VWAP on the trading day immediately preceding the date on which the holder elects to exercise the warrant and the exercise price of the warrant times the number of warrants so being exercised. The warrant exercise price may be adjusted to a lesser amount than $0.20 where at any time while the warrant is outstanding and the Company sells or grants an option to purchase or sell or grant any right to re-price, or issue and share of common stock or security convertible into the Company’s common stock at an effective price less than the $0.20 exercise price, the exercise price shall be reduced to that lesser amount. The warrant is non-transferrable. The fair value of the 2,500,000 warrants was $481,029. The fair value of each warrant issued was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 3.0 years; volatility of 129.4%; no dividend yield; and a risk free interest rate of 1.01%. The balance of the fair value of the warrants of $333,242 will be amortized over the remaining life of the JMJ Note to March 22, 2015.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three month period ended May 31, 2012 and 2011

5.	Share capital

(a)	Authorized capital

The Company is authorized to issue:

100,000,000 Preferred shares of stock, $0.00001 par value

250,000,000 Common shares of stock, $0.00001 par value

(b)	Share issuances, returns and cancellations during the three month period ended May 31, 2012

During the three month period ended May 31, 2012, the Company issued 3,668,438 shares of its common stock for the exercise of conversions under the Company’s convertible securities in the amount of $146,560 including 1,931,562 shares of common stock reserved for issuance upon exercise of conversions under the Company’s convertible securities.

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

The Company has an incentive share option plan (the "Plan") that it adopted February 7, 2011, that allows it to grant incentive stock options to its officers, directors, employees and other persons associated with the Company. The Plan is intended to advance the best interests of the Company by providing those persons who have a substantial responsibility for its management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. Further, the availability and offering of stock options and common stock under the Plan supports and increases the Company's ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability of the Company depends. The Board reserved 10,000,000 shares of common stock for issuance under the Plan. As of the fiscal year end, February 29, 2011, the Board had granted options to purchase 6,400,000 shares of common stock at $.50 per share to 7 persons. Through the three month period ended May 31, 2012 and 2011, no further grants of options have been made under this plan.

Expiry date	Exercise price per share	Balance February 29, 2012	Granted	Forfeited	Expired/ Cancelled	Balance May, 31 2012

February 24, 2016	$0.50	6,400,000	—	—	—	6,400,000

December 31, 2012	$0.49	21,121,094	—	—	—	21,121,094

		27,521,094				27,521,094

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three month period ended May 31, 2012 and 2011

Of the 6,400,000 stock options granted and 6,400,000 were exercisable at May 31, 2012.

As the Company does not have historical experience to estimate the expected life of options, the Company used the project development life of its Huicicila concession as its estimate. The $0.28 fair value of each stock option grant in the year ended February 28, 2011 was calculated using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of 2.5 years; volatility of 141%; no dividend yield; and a risk free interest rate of 0.95%.  The Company recorded aggregate stock-based compensation expense of $nil ($453,050) for options based on a twelve month service period from January 1, 2011.

(d)	Share purchase warrants

The continuity of share purchase warrants is as follows:

Expiry date	Exercise price per share	Balance February 29, 2012	Issued	Exercised	Expired	Balance May 31 , 2012

Class A
March 1, 2012	$0.40	66,450				66,450
December 19,2012	$0.15	133,332				133,332
June 12, 2014	$0.40	100,000				100,000
October 14, 2016	$0.50	150,000				150,000

Class B
April 24, 2012	$0.50	118,419				118,419
April 24, 2012	$0.50	1,446,625				1,446,625
May 24, 2012	$0.50	76,250				76,250
July 20,2012	$0.50	682,500				682,500
December 15, 2013	$0.25	666,667				666,667

Promissory Note Warrant
October 25,2014	$0.15	666,666				666,666
March 22, 2012	$0.20		2,500,000			2,500,000
Total Warrants Outstanding		4,106,909	2,500,000			6,606,909

Weighted average exercise price		$0.30	$0.20			$0.30
Average remaining contractual term (years)						2.63

The Company has issued two classes of warrants as set out below:

Class A warrant	Are non-transferrable, exercisable for cash and have no acceleration of the expiry date.
Class B warrant	Are transferrable, each warrant entitles the holder to purchase one additional common share at the exercise price per, subject to acceleration provisions and with a cashless exercise provision based upon the 20 day volume weighted average price per share at closing day (VWAP) the day prior to exercise. Holders of warrants electing cashless exercise will receive that number of shares equal to the 20 day VWAP minus the exercise price divided by the 20 day VWAP multiplied by the number of warrants exercised.
Promissory Note Warrant	Are transferrable and entitles the holder to purchase one additional common share at $0.15 per share for a period of three years. In lieu of the cash payment the holder has the right to convert this warrant in whole or in part without payment of any kind into that number of shares of common stock of the Company equal to the quotient obtained by dividing the aggregate of the closing price of the Company’s common stock on the day immediately preceding the conversion less the aggregate purchase price of the shares being exercised divided by the closing price of the Company’s common stock on the day immediately preceding the conversion.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three month period ended May 31, 2012 and 2011

During the three month period ended May 31, 2012, the Company approved unit subscriptions and warrant commissions for an aggregate of nil (2011- 166,640) Class A warrants and nil (2011 – 1,617,875) Class B warrants as part of a private placement of units.

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

During the year ended February 29, 2012, the Company approved the issuance of 21,121,094 Class A Options in exchange for 64,987,982 Metallum options providing the Company with the option to acquire an additional 64,987,982 common shares of Metallum for £0.10 per share through December 31, 2012. No Class A Options have been exercised. The Class A Options have a remaining live of 0.58 years and an exercise price of $0.49 per share.

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

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three month period ended May 31, 2012 and 2011

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

This option agreement has an initially maturity of 3 years and 6 months from May 19, 2010. The company has recorded the fair value of the $1,200,000 of payments under this option in these consolidated financial statements as the discounted value of the cash payments using a rate based on the prevailing market rates of interest available to the Company (the average of interest rates used was estimated to be 11.0%) of $725,537 at May 31, 2012 (after payment of $200,000 in each of August 2011 and February 2012) and $1,033,703 at May 31, 2011. The carrying amounts of option payment liabilities owing approximates their fair values. The interest is accrued over the estimated payment period of the option payments. The aggregate amount of interest accrued from acquisition through May31, 2012 was $117,670 (2011 - 43,680).

(d)	UK, Ireland mineral properties

The Company’s properties in UK and Ireland are held under prospecting licenses which are subject to commitments by the Company’s subsidiary to conduct mineral exploration activities on its licenses. During the period to renewal of its properties, the Company has committed to the following exploration expenditures in the fiscal years then ending:

2013     £178,770 (US$ 285,156)

2014     £243,770 (US$ 388,838)

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three month period ended May 31, 2012 and 2011

(e)	Legal contingency

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

7.	Related party transactions

a)	Commencing August 27, 2010, the Company entered into agreements with the president and CEO of the Company to provide services in exchange for $15,000 per month through December 31, 2010 and $21,000 CDN per month during the year ended December 31, 2011. During the three month period ended May 31, 2012, the Company paid $63,064 (2011 - $65,122) as compensation for such management services.

b)	Effective January 1, 2011, the Company entered into an agreement with the former director of exploration of the Company to provide services in exchange for $12,000 per month through December 31, 2011. During the three month period ended May 31, 2012, the Company recorded $36,000 (2011 - $36,000) as compensation for such management services.

c)	Effective January 1, 2011, the Company has paid fees to directors and management of its Mexican subsidiary Fairfields, to provide services related to developing Fairfields mineral properties as well as management services in exchange for a fee of 214,284 pesos each month ($16,666 monthly at the average rates of exchange during the three month period ended May 31, 2012). During the three month period ended May 31,2012 , the Company recorded $101,221 (2011 - $76,258 as compensation for such management services.

d)	During the three month period ended May 31, 2011 the Company agreed to pay a monthly fee of $1,500 to a former director as compensation for serving as corporate secretary. The Company paid $nil (2011 - $4,500) in the quarter ended May 31, 2012 under this commitment. A law firm of which the former director is a partner is paid a monthly fee of $10,000 under a retainer agreement to provide legal services. Total fees were nil (2011 - $30,000) in the three month period ended May 31, 2012.

e)	During the three month period ended May 31, 2012, the Company recorded nil (2011 - $5,250) as compensation to a company controlled by a former director of the Company for exploration services provided pursuant to a consulting agreement with the Company.

f)	Effective October 25, 2011, the Company has paid fees to directors and officers of its UK subsidiary Metallum, to provide services related to developing Metallum’s mineral properties as well as management services in exchange for a fee of £5,000 each month ($7,957 monthly at the average rates of exchange during the three month period ended May 31, 2012 ). During the three month period ended May 31, 2012 , the Company recorded $33,061 (2011 - $nil) as compensation for such management services.

g)	Included in accounts payable and accrued liabilities – related at May 31, 2012 is $350,996 (2011 - $ 38,159) payable to the firms and persons referred to in this Note 9 and persons or firms related with these persons and firms.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three month period ended May 31, 2012 and 2011

8.	Subsequent events

a)	On June 14 and 19, 2012 the company entered into a Promissory Note Amending Agreement with the note holders of the Notes where by the note holders have agreed to extend the $200,000 promissory note to September 14, 2012 and the $70,000 promissory note to September 19, 2012 and to settle outstanding Commitment, Arrangement and Placement fees of $554,825 in exchange for 4,000,000 shares of the Company’s common stock, and eliminate any future Commitment, Arrangement and Placement fees under these promissory notes.

b)	The Company has issued 3,643,133 shares of its common stock upon exercise of convertible provisions of its notes payable in settlement of $86,400 of notes payable including 1,038,429 shares of common stock reserved for issuance upon exercise of conversions under the Company’s convertible securities..

c)	On June 13, 2012 with the Company’s failure to file its Form 10-K for the year ended February 29, 2012, the Company entered into technical default on the JMG Note.

d)	Subsequent to the year end, the Company’s mineral lease in Scotland representing approximately 20% of the fair value of the Company’s UK and Republic of Ireland mineral claims expired June 30th, 2012. The Company is in the process of renewing this mineral claim and management fully expects this mineral claim to be renewed.

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

On October 25, 2011, the Company completed the acquisition of a 98.65% interest in Metallum Resources PLC (“Metallum  This acquisition gives the Company ownership of thirty one exploration licenses in Northern Ireland, Scotland and Ireland covering in excess of 388,000 hectares, including licenses near and in geology identical to Dalradian Resources (DNA on the TSX) in N. Ireland. The licenses cover areas of known mineral occurrences and geochemical anomalies in terrain that is geologically prospective for a number of deposit types for a variety of metals. The main emphasis will be on advancing gold and gold-copper targets though there is also the potential for poly-metallic massive sulphides. Focus Gold's extensive review of data on the Metallum licenses has identified 3 priority areas that will be the focus of initial exploration: Fore Burn, Scotland (gold-copper); Sperrins, N. Ireland (gold) and Clogher Valley, Ireland and N. Ireland (base metals).

The results for the three month period ended May 31, 2012 represents a full year of operations for Fairfields but not Metallum and accordingly do not provide a meaningful comparison against the results during the three month period ended May 31, 2011.

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

Results of Operations – Comparison of the Three Month Period Ended May 31, 2012 and 2011

We generated no revenues for the three month period ended May 31, 2012 or 2011. Total expenses increased to $1,175,929 in the three month period ended May 31, 2012 compared to the amount of $1,558,475 recorded for the three month period ended May 31, 2011. This decrease was primarily attributable to the reduction in exploration expenditures in the current three month period compared to the comparative period in 2011 as other items as noted in the discussion below regarding the following items:

•	Exploration expense was $77,366 for the three month period ended May 31, 2012 compared to $528,878 recorded for the comparable three month period ended May 1, 2011. The reduction of expenses related to exploration expenses is attributable to a reduction in funding available to fund exploration expenditures in the current three month period.

•	General and Administrative expenses increased approximately 4,679,918 for the year ended February 29, 2012 as compared to the comparable prior year period. This increase was primarily attributable to the overall increase in spending associated with becoming an active company in the exploration stage. The components of General and Administrative expenses are:

o	Consulting expenses were $296,568 for the three month period ended May 31, 2012, as compared $123,500 in the comparable prior thre month period. This increase was primarily attributable to the hiring of consultants to assist the development and support of our business activities in Mexico in December 2011 and January 2012 on one and two year contracts for consulting services..

o	Management fees and salaries increased approximately 2.1% to 204,654 in the three month period ended May 31, 2012 compared with the comparative three month period ended May 31, This increase was primarily attributable to the addition of fees to directors of the Company’s subsidiary Metallum Resources Plc. Which was acquired October 25, 2011 and reduction in compensation to a former director.

o	Legal and professional expenses increased approximately $43,270 for the three month period ended May 31, 2012, as compared to the comparable three month period in 2011. This increase was primarily attributable to expenses related to entering into the exploration phase and the legal costs related to our subsidiary Focus Celtic Gold Corporation preparing an Information Circular for filing in Canada and our financing program.

o	Stock based compensation expense was $nil for the three month period ended May 31, 2012 compared with $453,050 in the prior three month period. This expense is attributable to the granting of stock options to directors, officers in February 2011 and the expensing of the stock based compensation expense over the period of attribution through February 29, 2012.

•	Other expenses for the three month period ended May 31, 2012 totalled $416,277 compared to a total of $19,452 in the three month period ended May 31, 2011. Comprised of $207,195 ($26,836 – 2011) from the amortization of the discount record mineral option payment liabilities and other financial liabilities; interest and financing costs of $216,042 with no comparable other expenses in the prior year. This increase in other expenses is attributable to accounting for the Company’s financial instruments undertaken in the three month period ended May 31, 2012. Management expects the amount of other expenses related to the amortization of debt discounts and financing costs to be amortized in the fiscal year ended 2013, the discount record mineral property option liabilities will continue through to the year ended 2015.

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

While Focus Gold has funded its initial operations with private placements of equity and through the issuance of short term promissory notes, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

As of May 31, 2012, the Company’s cash balance was $35,392. Accounts payable and accrued liabilities as well as short term payments under contracts as of May 31, 2012 totalled $3,063,144. The Company’s working capital as at May 31, 2012 was a deficit of $863,794.

During the three month period ended May 31, 2012 and 2010, our sole means of meeting our cash flow requirements was through the sale of our common stock and loans, advances or donations from directors and officers. In the three month period ended May 31, 2012 we generated net proceeds of $nil from the sale of stock, (2011 - $1,227,720) and  $356,000 from the issuance of debt instruments (2011 - $nil).  The net proceeds from these stock offerings and issuances of dbt securities were used to satisfy operations requirements and to conduct exploration activities on the Company’s mineral properties in Mexico.

Pursuant to our agreements under which we acquired our option in the Watebeag and Russell Creek properties, we are obligated to undertake exploration work on the property in the amount of $2,000,000 before the third anniversary date of the agreement, October 1, 2013. In addition, under agreements entered into by our subsidiary Fairfields, since our acquisition of Fairfields on December 31, 2010, we have committed to pay all fees and costs to maintain the underlying claims as well as necessary assessment work and the payment of mineral option payments totalling $800,000 through February 2014. We anticipate that similar fees will be payable each year so long as we maintain our interest in the claims and leases and the payment of $400,000 yearly under the option agreement for the purchase of the Huicicila claims in Mexico and similar fees for exploration costs on our UK and Ireland properties..

Other Activities:

The Company is actively looking for acquisitions and joint venture opportunities which can build out its portfolio of mining properties.

Contractual Obligations

There are no contractual obligations other than those described in the notes to the Company’s condensed consolidated financial statements for the nine month period ended May 31, 2012.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of May 31, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on June 16, 2012, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with the transaction described in Item 1.01 Filed on Form 8-K on July 16, 2012, on March 22, 2012, the Company issued a Convertible Promissory Note in the amount of two million one hundred thousand US dollars ($2,100,000) advanced over time and the 2,500,000 warrants, the lender has provided initial funding of $356,000. In connection with the transaction described in Item 1.01 Filed on Form 8-K on July 16, 2012, on March 29, 2012 the Company reached a settlement agreement on a demand note to settle the amount owing at $400,000 with further amended to remove any provisions that allowed for payment of the loan through penalty shares which was replaced with a convertible feature. There was no general solicitation, no advertisement, and resale restrictions are imposed in accordance with securities regulations.  The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction.  This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

EXHIBITS

ITEM 15. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form SB2 filed on June 2, 2005).
3.2	Amendment to Articles of Incorporation (incorporated by reference to the Registrant’s Schedule 14C filed on April 22, 2009).
3.3	Amendment to Articles of Incorporation (incorporated by reference to the Registrant’s Schedule 14C filed on May 20, 2011).
3.4	Bylaws (incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on June 2, 2008).
10.1	Option Agreement with Victoria Gold Corp. dated October 1, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 27, 2010).
10.2	Amended Option Agreement with Victoria Gold Corp. dated October 20, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 27, 2010).
10.3	Share Purchase Agreement with Fairfields Gold S.A. de CV. dated November 10, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 19, 2010).
10.4	Acquisition Agreement with Metallum Resources PLC. dated February 21, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 3, 2011).
10.5	Amended Acquisition Agreement with Metallum Resources PLC. dated April 29, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 3, 2011).
10.6	Tailings Dump Agreement with Jesus Mario Lopez Fabian (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 29, 2011).
10.7	Promissory Note with Pedro Pina Castullo dated July 12, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 16, 2012).
10.8	Promissory Note with Per Wimmer dated September 14, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 16, 2012).
10.9	Promissory Note with Lief Wimmer dated September 19, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 16, 2012)
10.10	Promissory Note with GEL Properties LLC dated October 21, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 16, 2012)
10.11	Convertible Debenture with HJG Partnership Dated February 17, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 16, 2012).
10.12	Share Exchange Agreement with Pacific Orient Capital Inc. Dated February 27, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 16, 2012).
10.13	Securities Purchase Agreement with JMJ Financial dated March 22, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 16, 2012).
10.14	Promissory Note Amendment and Assignment Agreement with Pedro Pina Castullo and JMJ Financial dated March 29, 2012 ((incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 16, 2012).
14.1	Financial Code of Ethics.
21.1	List of Subsidiaries.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14*
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	Filed herewith.

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

Focus Gold Corporation

Dated: July 23, 2012	By:	/s/ Grant R. White
Grant R. White
Chief Executive Officer and Chief Financial Officer

