Form 10-Q/A
period 2012-05-31
FOCUS GOLD Corp
filed 2012-08-31
CIK 1360564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes ☐    No ☐

The number of shares outstanding of the Issuer’s Common Stock as of August 24, 2012 was 114,850,249.

EXPLANATORY NOTE

This Amendment No. 1 to Focus Gold Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2012, is being provided in order to amend and restate (i) the unaudited financial statements and footnotes thereto within Item 1 – Financial Information, and (ii) corresponding changes in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such amendments are necessary in order to account for re-calculation of derivative liabilities (See NOTE 3 – RESTATEMENTS). In addition as the original Form 10-Q for the quarter ended May 31, 2012 had not been reviewed by the Company’s independent auditor, this Amendment No. 1 includes the Review Report of the Company’s independent auditor for the restated condensed consolidated financial statements for the three month period ending May 31, 2012.

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

Review Report , Rosenberg Rich Baker Berman & Company	3

Bal Balance Sheets	4

Statements of Operations	5

Statements of Cash Flows	6

Notes to Condensed Consolidated Financial Statements	7

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Focus Gold Corporation

We have reviewed the balance sheet of Focus Gold Corporation as of May 31, 2012, and the related statements of operations, and cash flows for the three-months ended May 31, 2012 and 2011. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the exploration stage and has suffered recurring losses from operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3, the financial statements as of May 31, 2012 and for the three months then ended have been restated.

Somerset, New Jersey

August 30, 2012

FOCUS GOLD CORPORATION

(An Exploration Stage Company)

Condensed Consolidated Balance Sheets

(unaudited)

ASSETS
	May 31,	February 29,
	2012	2012
	(restated)
Current Assets
Cash and cash equivalents	$35,392	$85,436
Taxes and other amounts receivable	87,178	99,173
Prepaid expenses	685,445	907,749
Total Current Assets	808,015	1,092,358

Equipment	12,854	12,904
Mineral property rights	12,278,040	12,278,040
Other long term assets	121,747	150,514
Total Assets	$13,220,656	$13,533,816

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$932,130	$757,627
Accounts payable and accrued expenses - related	350,956	286,506
Notes payable net of discounts	1,209,508	1,133,468
Derivative liabilities	651,522	–
Mineral option payment liability	381,154	571,259
Total Current Liabilities	3,525,270	2,748,860

Long-Term Debt
Mineral option payment liability	343,382	334,468

Total Liabilities	3,868,652	3,083,328

Contingencies and Commitments	–	–
Stockholders' Equity
Preferred stock, $0.00001 par value, 100,000,000 shares authorized and none issued and outstanding as of May 31, 2012 and February 29, 2012	–	–
Common stock, $0.00001 par value, authorized 250,000,000 shares, 102,693,442 shares issued and outstanding as of May 31, 2012, 99,025,004 shares issued and outstanding as of February 29, 2012	1,027	990
Additional paid-in capital	17,588,607	17,400,992
Accumulated other comprehensive income (loss)	(21,984)	(52,110)
Accumulated deficit prior to exploration stage	(414,284)	(414,284)
Accumulated deficit during exploration stage	(7,869,386)	(6,554,144)
Total Focus Gold Corporation Equity	9,283,980	10,381,444
Non-controlling Interest in Consolidated Subsidiary	68,024	69,044
Total Stockholders' Equity	9,352,004	10,450,488

Total Liabilities and Stockholders' Equity	$13,220,656	$13,533,816

The accompanying notes are an integral part of these condensed consolidated financial statements

FOCUS GOLD CORPORATION

 (An Exploration Stage Company)

Condensed Consolidated Statements of Operations

(unaudited)

			For the period
			October 1, 2010
	For the		(Entry into
	Three month period ended		Exploration Stage)
	May 31,		to May 31,
	2012	2011	2012
	(restated)		(restated)
Revenues	$–	$–	$–

Operating Expenses
Exploration expense	77,366	528,878	1,143,827
General & administrative expenses	675,325	1,010,145	5,428,898
Total Operating Expenses	752,691	1,539,023	6,572,725

Other Income (Expenses)
Interest income	–	7,384	27,348
Amortization of debt discount	(433,699)	(26,836)	(588,133)
Interest and financial fees	(1,221,902)	–	(1,721,843)
Change in derivative liabilities	1,092,030	–	1,092,030
Loss on extinguishment of debt	–	–	(108,659)
Total Other Income (Expenses)	(563,571)	(19,452)	(1,299,257)

Net Loss	$(1,316,262)	$(1,558,475)	$(7,871,982)

Net loss attributable to non-controlling interest	1,021	–	2,596
Net Loss Attributable to Focus Gold Stockholders	$(1,315,241)	$(1,558,475)	$(7,869,386)
Basic and Diluted Net Loss Per Share	$(0.01)	$(0.03)
Weighted average number of shares outstanding, basic and diluted	100,046,318	60,480,166

The accompanying notes are an integral part of these condensed consolidated financial statements

FOCUS GOLD CORPORATION

 (An Exploration Stage Company)

Condensed Consolidated Statements of Cash Flows

(unaudited)

			For the period
			October 1, 2010
	For the		(Entry into
	Three month period ended		Exploration Stage)
	May 31,		to May 31,
	2012	2011	2012
	(restated)		(restated)
Cash Flows from Operating Activities
Net Loss	$(1,316,262)	$(1,558,475)	$(7,871,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	–	412	3,432
Amortization of debt discount	433,699	26,836	588,133
Non-cash interest and financial fees	1,221,902	–	1,687,054
Change in derivative liabilities	(1,092,030)	–	(1,092,030)
Loss on settlement of debt	–	–	108,659
Stock based compensation	–	453,050	1,812,200
Common stock issued for services	6,882	–	431,022
Change in operating assets and liabilities:
Decrease / (Increase) in taxes and other amounts receivable	11,995	(81,294)	17,821
Decrease in prepaid expenses	251,071	73,105	478,631
Increase in accounts payable and accrued expenses	225,887	112,695	556,593
Increase in accounts payable and accrued expenses - related	20,634	(12,555)	189,344
Net Cash Used in Operating Activities	(236,222)	(986,226)	(3,091,123)

Cash Flows Used in Investing Activities
Pre-acquisition loans to subsidiary	–	(350,000)	(595,348)
Purchase of equipment	–	(1,304)	(5,065)
Cash acquired in acquisition	–	–	73,351
Mineral option payment liability	(200,000)	–	(400,000)
Net Cash Used in Investing Activities	(200,000)	(351,304)	(927,062)

Cash Flows Provided by Financing Activities
Proceeds from the sale of common stock	–	1,227,720	2,846,169
Proceeds from notes payable	356,000	–	1,229,183
Net Cash Provided by Financing Activities	356,000	1,227,720	4,075,352

Net Increase (Decrease) in Cash	$(80,222)	$(109,810)	$57,167

Foreign currency translation adjustment	30,178	28	(21,781)

Cash and Cash Equivalents at Beginning of Period	$85,436	$329,746	$6

Cash and Cash Equivalents at End of Period	$35,392	$219,964	$35,392

Cash paid for
Interest	$–	$–	$–
Income Taxes	$–	$–	$–

The accompanying notes are an integral part of these condensed consolidated financial statements

1.	Organization and Description of Business

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

(b)	Derivative instruments

Derivative instruments consist of common stock warrants and certain instruments embedded in certain notes payable and related agreements. These financial instruments are recorded in the balance sheets at fair value as liabilities. Changes in fair value are recognized in earnings in the period of change.

(c)	Impairment of long-lived assets

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

(d)	Stock-based compensation

The Company accounts for stock based compensation to employees as required by ASC 718: Compensation-Stock Compensation and stock based compensation to non-employees as required by ASC 505-50: Equity-Based Payments to Non-Employees.  Options and warrants are valued using the Black-Scholes pricing model (See Note 7). The offset to the recorded stock based compensation cost is to additional paid-in capital. Consideration received on the exercise of stock options is recorded as share capital and additional paid-in capital and the related additional paid-in capital is transferred to share capital.

(e)	Warrants

The Company accounts for warrants issued in conjunction with stock issuances under private placement using the fair value method.  Under this method, the value of warrants issued is measured at fair value at the grant date using the Black-Scholes valuation model and recorded as share capital and additional paid-in capital.

The Company recognized the value of detachable warrants issued in conjunction with issuance of the convertible debenture using the Black-Scholes pricing model. The Company recorded the relative fair value of the warrant as an increase to additional paid-in capital and discount against the related debt. The discount attributed to the value of the warrants is being amortized over the term of the underlying debt instrument.

(f)	Recent accounting pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (ASU No. 2011-04) “Fair Value Measurement” (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. As a result of the new guidance, U.S. GAAP and the IFRSs have the same definition and meaning of fair value and the same substantive disclosure requirements about fair value measurements (with minor differences in wording and style). ASU No. 2011-04 amends Topic 820 in two ways. Specifically, some of the amendments clarify how to apply the existing fair value measurement and disclosure requirements, while some of the amendments change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements. ASU No. 2011-04 and IFRS 13 do not extend the use of fair value accounting, but rather provide guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or the IFRS. ASU No. 2011-04 supersedes much of the guidance in ASC Topic 820, but also clarifies existing guidance and changes certain wording in order to align ASC Topic 820 with IFRS 13. IFRS 13 provides, for the first time, a precise definition of fair value and a single source of fair value measurement requirements, disclosure requirements, and related guidance for use across the IFRSs. The Company’s adoption of this policy did not have a material effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No 2011-05 (ASU No 2011-05), “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. ASU 2011-05 eliminates the option that permits the presentation of other comprehensive income in the statement of changes in equity and requires presenting components of net income and comprehensive income in either a one-statement approach with totals for both net income and comprehensive income, or a two-statement approach where a statement presenting the components of net income and total net income must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The guidance provided in ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, which updates the guidance in ASC Topic 350, “Intangibles – Goodwill & Other” (ASU-2011-08). The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments in ASU 2011-08 include examples of events and circumstances that an entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, however the examples are not intended to be all-inclusive and an entity my identify other relevant events and circumstances to consider in making the determination. The examples in this ASU 2011-08 supersede the previous examples under ASC Topic 350 of events and circumstances an entity should consider in determining whether it should test for impairment between annual tests, and also supersede the examples of events and circumstances that an entity having a reporting unit with a zero or negative should consider in determining whether to perform the second step of the impairment test. Under the amendments in ASU 2011-08, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit's fair value from a prior year as previously permitted under ASC Topic 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 did not expected to have a material impact on the Company's financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011- 12, “Comprehensive Income – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 defers changes in Update 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (November 30, 2012 for the Company). The adoption of ASU 2011-12 did not have a material impact on our results of operations, financial condition, or cash flows.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

(g)	Going concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss of $1,315,241 during the three month period ended May 31, 2012, and an accumulated deficit of $7,869,386 since entry into the exploration stage. The Company changed its principal business to the development and exploitation of mineral properties in October 2010, but has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

(h)	Fair value measurements.

The FASB’s Accounting Standards Codification defines fair value as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants and requires that assets and liabilities carried at fair value are classified and disclosed in the following three categories:

Level 1	–	Quoted prices for identical instruments in active markets.
Level 2	–	Quoted prices for similar instruments in active or inactive markets and valuations derived from models where all significant inputs are observable in active markets.
Level 3	–	Valuations derived from valuation techniques in which one or more significant inputs are unobservable in any market.

Given the conditions surrounding the trading of the Company’s equity securities, the Company values its derivative instruments related to embedded conversion features and warrants from the issuance of convertible debentures in accordance with the Level 3 guidelines. For the three month period ended May 31, 2012, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these condensed consolidated financial statements. The fair value of warrants and embedded conversion features that have exercise reset features are estimated using an adjusted Black-Scholes model based on the Company’s estimation of the likelihood of the occurrence of a reset.

	Balance at February 29, 2012	New Issuances	Changes in Fair Values	Balance at May 31, 2012
Level 3 –
Derivative liabilities from:
Conversion features	$–	$1,325,021	$(952,531)	$372,490
Warrants	–	418,531	(139,499)	279,032
	$–	$1,743,552	$(1,092,030)	$651,522

Changes in the unobservable input values would likely cause material changes in the fair value of the Company’s Level 3 financial instruments. The significant unobservable input used in the fair value measurement is the estimation of the likelihood of the occurrence of a change to the contractual terms of the financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.

3.	Restatements

On March 29, 2012, the Company reached a settlement agreement on its July 2012 Note, to settle the amount owing at $400,000. The Note was further amended to remove any provisions that allowed for payment of the loan through penalty shares which was replaced with a convertible feature. Under the amendments this Note now bears interest, at the election of the holder at 1%, per month compounded monthly, matures October 1, 2012, and is convertible at any time into shares of the Company’s common stock, at the holder’s option, at a conversion price, equal to 80% of the average of the three lowest trade prices for the Company’s common stock during the 20 trading days prior to the conversion. On March 22, 2012 the Company issued a Convertible Promissory Note to JMJ Financial (“JMJ”) in aggregate principal amount of $2,110,000 (the “JMJ Note”) advanced over time. In consideration for issuing of the JMJ Note and the 2,500,000 warrants, JMJ provided the initial funding of $275,000 (total of $356,000 through May 31, 2012). The JMJ Note bears interest at 10%, matures three years from the date of issuance, is secured by 25% of the company’s investment property and ownership or other equity interests the Company holds in Focus Celtic Gold Corporation, its wholly owned subsidiary, and is convertible into shares of the Company’s common stock, at JMJ’s option, at a conversion price, equal to 80% of the average of the three lowest trade prices for the Company’s common stock during the 20 trading days prior to the conversion. The Note was issued with a 10% original issue discount.

On March 22 through May 30, 2012 for subsequent receipts from the lender, the Company determined the aggregate fair values of the conversion feature and warrants to be $867,469 and $418,531 respectively. On March 29th the Company determined the fair value of the conversion feature to this convertible promissory note to be $457,552. In its original consolidated financial statements as of and for the three months ended May 31, 2012, the Company determined that it had not recorded the effect of the convertible feature related to the March 29 note and had not correctly recorded the derivative liability and original issue discount for the March 22 note and subsequent receipts under this note. Further, as a result of the Company granting these conversion features (which were not accounted for by the Company in its original May 31, 2012 financial statements), the calculation of the fair value of the related derivative instruments changed from $nil to $ 1,743,552 and with revaluation at May 31, 2012 the change in derivative liabilities changed from $nil to $1,092,030.

In addition, the Company erred in determining the capital contribution for 1,400,000 common shares issued for conversion under the March 29th note as $20,000 when the correct amount of notes paid through this issuance was $54,208. The additional consideration of $34,208 has been recorded as additional paid-in capital.

A summary of the Company’s condensed consolidated balance sheet and statement of operations as originally reported and as restated is as follows:

	As of, and for the Three Months ended,
	May 31, 2012
	As Restated	As Originally Reported	Change
Current Assets	$808,015	$808,015	$–
Total Assets	13,220,656	13,220,656	–

Notes payable, net of discounts	1,209,508	1,391,335	(181,827)
Derivative liabilities	651,522	–	651,522
Current liabilities	3,525,270	3,063,144	462,126
Total liabilities	3,868,652	3,406,526	462,126

Additional paid-in capital	17,588,607	17,910,399	(321,792)
Accumulated deficit during exploration stage	(7,869,386)	(7,729,052)	(140,334)
Total stockholders’ equity	9,352,004	9,814,130	(462,126)

Total operating expenses	752,691	752,691	–

Amortization of debt discount	(433,699)	(207,195)	(226,504)
Interest and financial fees	(1,221,902)	(216,042)	(1,005,860)
Change in derivative liability	1,092,030	–	1,092,030

Net loss attributable to Focus Gold stockholders	(1,315,241)	(1,174,907)	(140,334)
Basic and diluted net loss per share	(0.01)	(0.01)	–

The original condensed consolidated financial statements for the three month period ended May 31, 2012 were not reviewed by the Company’s independent auditors. These restated condensed consolidated financial statements have been reviewed by the Company’s independent auditors (see Review Report).

4.	Mineral property rights

The continuity of expenditures on mineral property acquisitions is as follows:

Mineral property	February 29, 2012	Additions	Disposals	May 31, 2012
Canada
Watabeag, Russell Creek,	$50,000	$–	$–	$50,000

Mexico
Huicicila	6,086,002	–	–	6,086,002

United Kingdom & Ireland
Metallum Claims	6,142,038	–	–	6,142,038
	$12,278,040	$–	$–	$12,278,040

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

In July 2011, the Company entered into a Demand Promissory Note (the “Note”) with a private investor as the lender with the principal amount of $200,000. The Note is payable on demand by the lender after August 30, 2011 and accrues interest at the rate of 2% per month calculated and compounded monthly until maturity. A commitment, arrangement and placement fee of $59,000 is payable at maturity. The commitment, arrangement and placement fee of $59,000 was initially recorded as a discount to the Note. The Note has a provision that if not repaid upon demand within 3 days, the lender may elect to receive as full repayment for the loan in restricted common stock of the Company at the rate of five times the principal divided by the 10 day average closing price of the Company’s common stock prior to the date of demand. On March 1, 2012, the Company finalized a settlement agreement with the lender for an amount of $400,000 as full and complete satisfaction of principal, interest, commitment arrangement, placement fees and any other right of the lender under the Note. On March 29, 2012, the Company reached a settlement agreement on its Note, to settle the amount owing at $400,000. The Note was further amended to remove any provisions that allowed for payment of the loan through penalty shares which was replaced with a convertible feature. Under the amendments the Note now bears interest, at the election of the holder at 1%, per month compounded monthly, matures October 1, 2012, and is convertible at any time into shares of the Company’s common stock, at the holder’s option, at a conversion price, equal to 80% of the average of the three lowest trade prices for the Company’s common stock during the 20 trading days prior to the conversion. The holder has agreed to restrict their ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s common stock. No interest or principal payments are required until the maturity date. Principal and interest may be prepaid prior to maturity. The number of shares reserved for issue under the Note is 6,000,000 shares of the Company’s common stock. The Company determined that the resulting modifications of the Note was not substantial in accordance with ASC 470-50, “Modifications and Extinguishments”, thus modification accounting was applied. The Note has been determined to have a derivative liability related to its conversion feature with a fair value of $457,552. The fair value of the derivative liability was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 0.51 years; volatility of 91.7%; no dividend yield; and a risk free interest rate of 0.14%. The fair value of the derivative liability was recorded as a discount to the debt of $400,000 and $57,552 of interest and financing fees. The discount is being amortized to amortization of debt discount over the term of the Note. The unamortized discount at May 31, 2012 was $170,953. At May 31, the fair value of the derivative liability on the remaining principal of $259,232 was determined to be $102,491. The fair value of the derivative liability at May 31, 2012 was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 0.34 years; volatility of 77.6%; no dividend yield; and a risk free interest rate of 0.09%. The Company tests the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations.

In September 2011, the Company entered into two Demand Promissory Notes (the “Notes”) in the aggregate amount of $270,000. The Notes are due upon demand after November 14, 2011 ($200,000) and November 19, 2011 ($70,000) and immediately, upon demand, where the Company is in default or non-compliance under the respective note or default or non-compliance with other parties customarily including but not limited to, insolvency, bankruptcy or judgements against the Company. The Notes bear interest at the rate of 2% per month calculated and compounded monthly and a commitment arrangement and placement fee of $67,500 per month (less interest). The commitment arrangement and placement fee of $525,427 as at May 31, 2012 has been included in notes payable net of discount on the balance sheet. The Notes requires that the first use of any financing provided to the Company of greater than $200,000 be first used to retire the September 19 Note in whole or in part and greater than $305,000 in the case of the September 14 Note. As at May 31, 2012, the Notes were due and payable to the note holders subject to demand.

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

On February 17, 2012, Celtic entered into a convertible debenture agreement (“Convertible Debenture”) for an amount of $300,000 (Canadian, US$303,183). The Convertible Debenture has a term of 6 months or the earlier of Celtic’s RTO on the Toronto Stock Exchange. The Convertible Debenture is secured against the accounts of Celtic, including its accounts, chattel paper, books and records, equipment, instruments, intangibles, inventory, money, proceeds, securities and undertakings and is guaranteed by Celtic and its subsidiaries. The interest rate is 10% accrued daily, compound annually and paid at maturity date. The holder has the right to convert the principal amount outstanding into the common shares of Celtic at the conversion price which is the lower of $0.20 per common share or 25% below the RTO price. As part of the loan, the Company issued to the lender 1,000,000 common share purchase warrants with an exercise price per share equal to the lower of $0.30 (Canadian) and the RTO price for a period of two years and 333,333 common share purchase warrants with an exercise price per common share equal to $0.45 (Canadian) for a period of two years. The fair value of the 1,333,333 warrants was $197,152. The fair value of each warrant issued was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 2.0 years; volatility of 90.7%; no dividend yield; and a risk free interest rate of 1.12%. The balance of the fair value of the warrants of $128,670 will be amortized over the remaining life of the Convertible Debenture.

On March 22, 2012 the Company issued a Convertible Promissory Note to JMJ Financial (“JMJ”) in aggregate principal amount of $2,110,000 (the “JMJ Note”) advanced over time. In consideration for issuing of the JMJ Note and the 2,500,000 warrants, JMJ provided the initial funding of $275,000 (total of $356,000 through May 31, 2012). The JMJ Note bears interest at 10%, matures three years from the date of issuance, is secured by 25% of the company’s investment property and ownership or other equity interests the Company holds in Focus Celtic Gold Corporation, its wholly owned subsidiary, and is convertible into shares of the Company’s common stock, at JMJ’s option, at a conversion price, equal to 80% of the average of the three lowest trade prices for the Company’s common stock during the 20 trading days prior to the conversion. The Note was issued with a 10% original issue discount. The original issue discount of $39,556 is being accreted to interest and financing fees over the remaining term of the note. JMJ has agreed to restrict their ability to convert the JMJ Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s common stock. No interest or principal payments are required until the maturity date. The Note may be prepaid at any time prior to Maturity Date at 150%. The 2,500,000 warrants issued to JMJ entitle JMJ to purchase up to 2,500,000 shares of the Company’s common stock at $0.20 per share, subject to adjustment maintain an aggregate exercise price of $500,000. The 2,500,000 common share purchase warrants may in certain circumstances be exercised in whole or part in a cashless exercise equal to the difference between the VWAP on the trading day immediately preceding the date on which the holder elects to exercise the warrant and the exercise price of the warrant times the number of warrants so being exercised. The warrant exercise price may be adjusted to a lesser amount than $0.20 where at any time while the warrant is outstanding and the Company sells or grants an option to purchase or sell or grant any right to re-price, or issue and share of common stock or security convertible into the Company’s common stock at an effective price less than the $0.20 exercise price, the exercise price shall be reduced to that lesser amount. The warrant is non-transferrable. The Company has determined that the warrants and the convertible feature of the JMJ Note are derivative liabilities with fair values of $418,531 and $804,777 respectively. The fair value of the derivative liability was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 3.0 years; volatility of 102.6%; no dividend yield; and a risk free interest rate of 0.56%. The fair value of the derivative liability was recorded as a discount to the debt of $337,692 and $948,308 of interest and financing fees. The discount is being amortized to amortization of debt discount over the term of the JMJ Note. The unamortized discount at May 31, 2012 was $319,998. At May 31, the fair value of the derivative liability on the warrants and conversion feature was determined to be $549,031. The fair value of the derivative liability at May 31, 2012 was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 2.8 years; volatility of 91.4%; no dividend yield; and a risk free interest rate of 0.38%. The Company tests the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations.

6.	Share capital

(a)	Authorized capital

The Company is authorized to issue:

100,000,000 Preferred shares of stock, $0.00001 par value

250,000,000 Common shares of stock, $0.00001 par value

(b)	Share issuances, returns and cancellations during the three month period ended May 31, 2012

During the three month period ended May 31, 2012, the Company issued 3,668,438 shares of its common stock for the exercise of conversions under the Company’s convertible securities in the amount of $180,768 including 1,931,562 shares of common stock reserved for issuance upon exercise of conversions under the Company’s convertible securities.

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

Expiry date	Exercise price per share	Balance February 29, 2012	Granted	Forfeited	Expired/ Cancelled	Balance May, 31 2012
February 24, 2016	$0.50	6,400,000	-	-	-	6,400,000
December 31, 2012	$0.49	21,121,094	-	-	-	21,121,094
		27,521,094	-	-	-	27,521,094

All 6,400,000 stock options granted were exercisable at May 31, 2012.

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

(d)	Share purchase warrants

The continuity of share purchase warrants is as follows:

Expiry date	Exercise price per share	Balance February 29, 2012	Issued	Exercised	Expired	Balance May 31 , 2012
Class A
March 1, 2012	$ 0.40	66,450	–	–	66,450	–
December 19, 2012	$ 0.15	133,332	–	–	–	133,332
June 12, 2014	$ 0.40	100,000	–	–	–	100,000
October 14, 2016	$ 0.50	150,000	–	–	–	150,000
Class B
April 24, 2012	$ 0.50	118,419	–	–	118,419	–
April 24, 2012	$ 0.50	1,446,625	–	–	1,446,625	–
May 24, 2012	$ 0.50	76,250	–	–	76,250	–
July 20, 2012	$ 0.50	682,500	–	–	–	682,500
December 15, 2013	$ 0.25	666,667	–	–	–	666,667
Promissory Note Warrant
October 25, 2014	$ 0.15	666,666	–	–	–	666,666
March 22, 2015	$ 0.20	–	2,500,000	–	–	2,500,000
Total Warrants Outstanding		4,106,909	2,500,000	–	1,707,744	4,899,165
Weighted average exercise price		$0.30	$0.20	$–	$0.50	$0.25
Average remaining contractual term (years)						2.21

The Company has issued the following classes of warrants as set out below:

Class A warrant	Are non-transferrable, exercisable for cash and have no acceleration of the expiry date.
Class B warrant	Are transferrable, each warrant entitles the holder to purchase one additional common share at the exercise price per share set out in the table above, subject to acceleration provisions and with a cashless exercise provision based upon the 20 day volume weighted average price per share at closing day (VWAP) the day prior to exercise. Holders of warrants electing cashless exercise will receive that number of shares equal to the 20 day VWAP minus the exercise price divided by the 20 day VWAP multiplied by the number of warrants exercised.
Promissory Note
Warrant	Are transferrable and entitles the holder to purchase one additional common share at $0.15 per share for a period of three years. In lieu of the cash payment the holder has the right to convert this warrant in whole or in part without payment of any kind into that number of shares of common stock of the Company equal to the quotient obtained by dividing the aggregate of the closing price of the Company’s common stock on the day immediately preceding the conversion less the aggregate purchase price of the shares being exercised divided by the closing price of the Company’s common stock on the day immediately preceding the conversion.

During the three month period ended May31, 2012, the Company approved unit subscriptions and warrant commissions for an aggregate of nil (2011- 166,640) Class A warrants and nil (2011 – 1,617,875) Class B warrants as part of a private placement of units.

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

This option agreement has an initial maturity of 3 years and 6 months from May 19, 2010. The company has recorded the fair value of the $1,200,000 of payments under this option in these consolidated financial statements as the discounted value of the cash payments using a rate based on the prevailing market rates of interest available to the Company (the average of interest rates used was estimated to be 11.0%) of $725,537 at May 31, 2012 (after payment of $200,000 in each of August 2011 and February 2012) and $1,033,703 at May 31, 2011. The carrying amounts of option payment liabilities owing approximates their fair values. The interest is accrued over the estimated payment period of the option payments. The aggregate amount of interest accrued from acquisition through May31, 2012 was $117,670 (2011 - 43,680).

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

8.	Related party transactions

a)	Commencing August 27, 2010, the Company entered into agreements with the president and CEO of the Company to provide services in exchange for $15,000 per month through December 31, 2010 and $21,000 CDN per month during the year ended December 31, 2011 (informally extended month to month in 2012.) During the three month period ended May 31, 2012, the Company paid $63,064 (2011 - $65,122) as compensation for such management services.

b)	Effective January 1, 2011, the Company entered into an agreement with the former director of exploration of the Company to provide services in exchange for $12,000 per month through December 31, 2011 (informally extended month to month in 2012.) During the three month period ended May 31, 2012, the Company recorded $36,000 (2011 - $36,000) as compensation for such management services.

c)	Effective January 1, 2011, the Company has paid fees to directors and management of its Mexican subsidiary Fairfields, to provide services related to developing Fairfields mineral properties as well as management services in exchange for a fee of 214,284 pesos each month ($16,666 monthly at the average rates of exchange during the three month period ended May 31, 2012). During the three month period ended May 31,2012 , the Company recorded $101,221 (2011 - $ 76,258) as compensation for such management services.

d)	During the three month period ended May 31, 2011 the Company agreed to pay a monthly fee of $1,500 to a former director as compensation for serving as corporate secretary. The Company paid $nil (2011 - $4,500) in the quarter ended May 31, 2012 under this commitment. A law firm of which the former director is a partner is paid a monthly fee of $10,000 under a retainer agreement to provide legal services. Total fees were nil (2011 - $30,000) in the three month period ended May 31, 2012.

e)	During the three month period ended May 31, 2012, the Company recorded nil (2011 - $5,250) as compensation to a company controlled by a former director of the Company for exploration services provided pursuant to a consulting agreement with the Company.

f)	Effective October 25, 2011, the Company has paid fees to directors and officers of its UK subsidiary Metallum, to provide services related to developing Metallum’s mineral properties as well as management services in exchange for a fee of £5,000 each month ($7,957 monthly at the average rates of exchange during the three month period ended May 31, 2012 ). During the three month period ended May 31, 2012 , the Company recorded $33,061 (2011 - $nil) as compensation for such management services.

g)	Included in accounts payable and accrued liabilities – related at May 31, 2012 is $350,996 (2011 - $ 38,159) payable to the firms and persons referred to in this Note 9 and persons or firms related with these persons and firms.

9.	Subsequent events

a)	On June 14 and 19, 2012 the company entered into a Promissory Note Amending Agreement with the note holders of the Notes where by the note holders have agreed to extend the $200,000 promissory note to September 14, 2012 and the $70,000 promissory note to September 19, 2012 and to settle outstanding Commitment, Arrangement and Placement fees of $554,825 in exchange for 4,000,000 shares of the Company’s common stock, and eliminate any future Commitment, Arrangement and Placement fees under these promissory notes.

b)	The Company has issued 12,156,807 shares of its common stock upon exercise of convertible provisions of its notes payable in settlement of $197,854 of such notes payable.

c)	On June 13, 2012 with the Company’s failure to file its Form 10-K for the year ended February 29, 2012, the Company entered into technical default on the JMJ Note.

d)	Subsequent to the year end, the Company’s mineral lease in Scotland representing approximately 20% of the fair value of the Company’s UK and Republic of Ireland mineral claims expired June 30th, 2012. The Company is in the process of renewing this mineral claim and management fully expects this mineral claim to be renewed.
19

e)	On August 17, 2012, the Company failed to make payment on its Option on Huicicila mining concession – Mexico in the amount of $200,000 and is in breach of its obligations under this Option. Should the Company receive notice of default the Company intends to pay within the 30 day cure period.

f)	On July 30, 2012 the Company issued a 6% Redeemable Convertible Note (the “GEL Note”) to GEL Properties LLC. (“GEL”) in the amount of $100,000. The Company received net proceeds of $88,485. The GEL Note is due and payable July 23, 2012 and accrues interest on the outstanding principal balance at the rate of 6% per annum. The GEL Note is convertible at any time after January 23, 2013, into shares of the Company's common stock at a conversion price that is equal to 70% of the lowest closing bid price of the Company’s common stock as reported on the National Quotations Bureau Pink Sheets on which the Company’s shares are traded, for any of the five trading days including the day upon which a Notice of Conversion is received by the Company. At any time, the Company has the option to redeem the GEL Note and pay to the note holder 150% of the unpaid principal amount of the GEL Note, in full. As part of the loan, the Company issued to the note holder 1,428,571 transferable warrants to purchase one common share per warrant at $0.07 per share for a period of three years.

g)	On July 23, 2012 the Company’s subsidiary Celtic, issued a convertible debenture (the “Debenture”) to RYM Capital Corp (“RYM”) in the amount of $50,000 Canadian dollars. The Debenture earns compound interest accruing annually at 10% per annum and is due the earlier of (i) 6 months from the date of the Debenture; or (ii) the business day immediately preceding the closing of the reverse takeover between the Company’s subsidiary Celtic, and Pacific Orient Capital, Inc. The Debenture is secured against the accounts of Celtic, including its accounts, chattel paper, books and records, equipment, instruments, intangibles, inventory, money, proceeds, securities and undertakings and is guaranteed by Celtic and its subsidiaries. RYM has the right to convert the principal amount outstanding into the common shares of Celtic at the conversion price which is the lower of $0.20 (Canadian) per common share or 25% below the RTO price. As part of the loan, the Company issued to the lender 222,222 common share purchase warrants with an exercise price per share equal to the lower of $0.30 (Canadian) and the RTO price for a period of two years.

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

On October 25, 2011, the Company completed the acquisition of a 98.65% interest in Metallum Resources PLC (“Metallum”).  This acquisition gives the Company ownership of thirty one exploration licenses in Northern Ireland, Scotland and Ireland covering in excess of 388,000 hectares, including licenses near and in geology identical to Dalradian Resources (DNA on the TSX) in N. Ireland. The licenses cover areas of known mineral occurrences and geochemical anomalies in terrain that is geologically prospective for a number of deposit types for a variety of metals. The main emphasis will be on advancing gold and gold-copper targets though there is also the potential for poly-metallic massive sulphides. Focus Gold's extensive review of data on the Metallum licenses has identified 3 priority areas that will be the focus of initial exploration: Fore Burn, Scotland (gold-copper); Sperrins, N. Ireland (gold) and Clogher Valley, Ireland and N. Ireland (base metals).

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

Derivative Instruments

Derivative instruments consist of common stock warrants and certain instruments embedded in certain notes payable and related agreements. These financial instruments are recorded in the balance sheets at fair value as liabilities. Changes in fair value are recognized in earnings in the period of change.

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

Results of Operations – Comparison of the Three Month Period Ended May 31, 2012 and 2011

Restatement

On August 14, 2012, the board of directors (the “Board”) of the Company, after consultation with Company management and the Company’s auditors, concluded that the Company’s financial statements for the interim period May 31, 2012, did not properly account for certain items and, as a result, should not be relied upon. Following the guidance in the Financial Accounting Standards Board, Accounting Standards Codification No. 815-40 Derivatives and Hedging – Contracts in Entity’s Own Equity, the Company has restated its May 31, 2012, financial position and results of operations. Details of the restatement are as follows:

On March 29, 2012, the Company reached a settlement agreement on its July 2012 Note, to settle the amount owing at $400,000 and as amended this note is convertible at any time into shares of the Company’s common stock, at the holder’s option, at a conversion price, equal to 80% of the average of the three lowest trade prices for the Company’s common stock during the 20 trading days prior to the conversion. On March 22, 2012 the Company issued a Convertible Promissory Note to JMJ Financial (“JMJ”) in aggregate principal amount of $2,110,000 (the “JMJ Note”) advanced over time. In consideration for issuing of the JMJ Note and the issuance of 2,500,000 warrants to JMJ, JMJ provided the initial funding of $275,000 (total of $356,000 through May 31, 2012). The warrants have down-round provisions for re-pricing if the Company issues or re-prices securities at less than the exercise price of the warrants during their term. This note is also convertible into shares of the Company’s common stock, at JMJ’s option, at a conversion price, equal to 80% of the average of the three lowest trade prices for the Company’s common stock during the 20 trading days prior to the conversion. In its consolidated financial statements as of and for the three months ended May 31, 2012, the Company determined that it had not recorded the effect of the convertible features to these notes and the down-round provisions in the warrants related to the March 22, 20121, and March 29, 20121, issuances as derivative liabilities.

In addition, the Company erred in recording the amount of $34,208 as additional paid-in capital on conversion of notes payable to common shares of the Company.

The original condensed consolidated financial statements for the three months ended May 31, 2012 were not reviewed by the Company’s independent accountants. The restated condensed consolidated financial statements have been reviewed by the Company’s independent auditor.

We generated no revenues for the three month period ended May 31, 2012 or 2011. Net loss decreased to $752,691 in the three month period ended May 31, 2012 compared to the amount of $1,539,023 recorded for the three month period ended May 31, 2011. This decrease was primarily attributable to the reduction in exploration expenditures in the current three month period compared to the comparative period in 2011 as other items as noted in the discussion below regarding the following items:

—	Exploration expense was $77,366 for the three month period ended May 31, 2012 compared to $528,878 recorded for the comparable three month period ended May 31, 2011. The reduction of expenses related to exploration expenses is attributable to a reduction in funding available to fund exploration expenditures in the current three month period.

—	General and Administrative expenses decreased approximately 33.2% to $675,325 for the three month period ended May 31, 2012 as compared to the comparable prior year period. This decrease was primarily attributable to the reduction in stock based compensation expense of $453,050 compared to the three month period ended May 31, 2011.

o	Consulting expenses were $296,568 for the three month period ended May 31, 2012, as compared $123,500 in the comparable prior three month period. This increase was primarily attributable to the hiring of consultants to assist the development and support of our business activities in Mexico in December 2011 and January 2012 on one and two year contracts for consulting services.
22

o	Management fees and salaries increased approximately 2.1% to 204,654 in the three month period ended May 31, 2012 compared with the comparative three month period ended May 31, 2011. This increase was primarily attributable to the addition of fees to directors of the Company’s subsidiary Metallum Resources Plc. which was acquired October 25, 2011 and a reduction in compensation to a former director.

o	Legal and professional expenses increased approximately $43,270 for the three month period ended May 31, 2012, as compared to the comparable three month period in 2011. This increase was primarily attributable to expenses related to entering into the exploration phase and the legal costs related to our subsidiary Focus Celtic Gold Corporation preparing an Information Circular for filing in Canada and our financing program.

o	Stock based compensation expense was $nil for the three month period ended May 31, 2012 compared with $453,050 in the prior three month period. This expense is attributable to the granting of stock options to directors, officers in February 2011 and the expensing of the stock based compensation expense over the period of attribution through February 29, 2012.

—	Other expenses for the three month period ended May 31, 2012 totalled $563,571 compared to a total of $19,452 in the three month period ended May 31, 2011. Other expenses were composed of $433,699 ($26,836 – 2011) from the amortization of the discount record from mineral option payment liabilities and other financial liabilities; interest and financing costs of $1,221,902 with no comparable other expenses in the prior year. This increase in interest and financing fees is attributable to the accounting for the Company’s financial instruments in the three month period ended May 31, 2012 and the recording of derivative liabilities and the resultant interest and financing fees recorded of $1,094,138 with no comparative in the prior period. Changes in the fair value of derivative liabilities in the three month period ended May 31, 2012 was $1,092,030 with no comparative for the prior period. Management expects the amount of other expenses related to the amortization of debt discounts to be amortized in the fiscal year ended 2013, the discount for the mineral property option liabilities will continue through to the year ended 2015. Derivative liabilities fair values are tested at the end of each reporting period and changes in fair value are recorded in the statement of operations as other incomes or expenses.

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

As of May 31, 2012, the Company’s cash balance was $35,392. Accounts payable and accrued liabilities as well as short term payments under contracts as of May 31, 2012 totalled $3,525,270. The Company’s working capital as at May 31, 2012 was a deficit of $2,717,255.

During the three month period ended May 31, 2012 and 2010, our sole means of meeting our cash flow requirements was through the sale of our common stock and loans or advances or donations from directors and officers. In the three month period ended May 31, 2012 we generated net proceeds of $nil from the sale of stock, (2011 - $1,227,720) and $356,000 from the issuance of debt instruments (2011 - $nil).  The net proceeds from these stock offerings and issuances of debt securities were used to satisfy operations requirements and to conduct exploration activities on the Company’s mineral properties in Mexico.

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

Contractual Obligations

There are no contractual obligations other than those described in the notes to the Company’s condensed consolidated financial statements for the three month period ended May 31, 2012.

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

.

Item 3. Defaults upon Senior Securities.

As of the date of this Quarterly Report on Form 10-Q, the Company is in default with regards to compliance terms for certain debt obligation related to the Company’s failure to be in compliance of its continuous reporting responsibilities with an aggregate principal amount of $395,555 and accrued interest of $5,296.

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

Focus Gold Corporation

Dated: August 31, 2012	By:	/s/ Grant R. White
Grant R. White
Chief Executive Officer and Chief Financial Officer

