Form 10-Q/A
period 2012-05-31
FOCUS GOLD Corp
filed 2012-09-04
CIK 1360564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2 to
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

EXPLANATORY NOTE

This Amendment No.2 to Focus Gold Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2012, is being filed solely to correct a typo on the Cover Page to indicate that the Registrant is NOT a shell company. This Amendment does not amend, update or change the financial statement or any other disclosures in the Form 10-Q and does not reflect events occurring after the initial filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Focus Gold Corporation

Dated: August 31, 2012	By:	/s/ Grant R. White
Grant R. White
Chief Executive Officer and Chief Financial Officer