Form 10-Q
period 2012-08-31
FOCUS GOLD Corp
filed 2012-10-15
CIK 1360564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission File No. 00-52720

FOCUS GOLD CORPORATION

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	26-4205169
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4695 MacArthur Court, STE 1430, Newport Beach, CA 92660	(647) 348-4300
(Address of Principal Executive Offices)	(Issuer’s Telephone Number)

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

DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐

The number of shares outstanding of the Issuer’s Common Stock as of October 10, 2012 was 123,850,249.

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

FOCUS GOLD CORPORATION

(An Exploration Stage Company)

Condensed Consolidated Balance Sheets

(unaudited)

ASSETS
	August 31,	February 29,
	2012	2012
Current Assets
Cash and cash equivalents	$3,075	$85,436
Taxes and other amounts receivable	78,734	99,173
Prepaid expenses	468,615	907,749
Total Current Assets	550,424	1,092,358

Equipment	12,846	12,904
Mineral property rights	9,436,161	12,278,040
Other long term assets	45,719	150,514
Total Assets	$10,045,150	$13,533,816

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$994,167	$757,627
Accounts payable and accrued expenses - related	455,829	286,506
Notes payable, net of discounts	915,466	1,133,468
Derivative liabilities	1,516,749	–
Mineral option payment liability	571,414	571,259
Total Current Liabilities	4,453,625	2,748,860

Long-Term Debt
Mineral option payment liability	171,632	334,468

Total Liabilities	4,625,257	3,083,328

Contingencies and Commitments	–	–
Stockholders' Equity
Preferred stock, $0.00001 par value, 100,000,000 shares authorized and none issued and outstanding as of August 31, 2012 and February 29, 2012	–	–
Common stock, $0.00001 par value, authorized 250,000,000 shares, 123,850,249 shares issued and outstanding as of August 31, 2012, 99,025,004 shares issued and outstanding as of February 29, 2012	1,238	990
Additional paid-in capital	18,065,333	17,400,992
Accumulated other comprehensive income (loss)	(39,997)	(52,110)
Accumulated deficit prior to exploration stage	(414,284)	(414,284)
Accumulated deficit during exploration stage	(12,271,981)	(6,554,144)
Treasury stock	(129,200)	–
Total Focus Gold Corporation Equity	5,211,109	10,381,444
Non-controlling Interest in Consolidated Subsidiary	208,784	69,044
Total Stockholders' Equity	5,419,893	10,450,488

Total Liabilities and Stockholders' Equity	$10,045,150	$13,533,816

The accompanying notes are an integral part of these condensed consolidated financial statements

FOCUS GOLD CORPORATION

(An Exploration Stage Company)

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three month period ended August 31,		For the Six month period ended August 31,		For the period October 1, 2010 (Entry into Exploration Stage) to August 31,
	2012	2011	2012	2011	2012

Revenues	$–	$–	$–	$–	$–

Operating Expenses
Exploration expense	23,102	242,889	100,467	771,767	1,166,928
Mineral property impairment	2,841,880		2,841,880		2,841,880
General & administrative expenses	704,983	1,033,996	1,380,308	2,044,140	6,133,881

Total Operating Expenses	3,569,965	1,276,885	4,322,655	2,815,907	10,142,689
Other Income (Expenses)
Interest income	–	12,351	–	19,734	27,348
Amortization of debt discount	(354,031)	(26,749)	(787,730)	(53,586)	(942,164)
Interest and financial fees	(109,060)	(65,631)	(1,330,962)	(65,631)	(1,830,903)
Change in derivative liabilities	(865,227)	–	226,804	–	226,804
Gain on extinguishment of debt	389,325	–	389,325	–	280,665
Loss on settlement	(111,736)	–	(111,736)	–	(111,736)
Total Other Income (Expenses)	(1,050,729)	(80,029)	(1,614,299)	(99,483)	(2,349,986)

Net Loss	$(4,620,694)	$(1,356,914)	$(5,936,954)	$(2,915,390)	$(12,492,675)

Net loss attributable to non-controlling interest	218,098	–	219,119	–	220,694

Net Loss Attributable to Focus Gold Stockholders	$(4,402,596)	$(1,356,914)	$(5,717,835)	$(2,915,390)	$(12,271,981)

Basic and Diluted Net Loss Per Share	$(0.04)	$(0.03)	$(0.05)	$(0.03)

Weighted average number of shares outstanding, basic and diluted	110,895,450	61,763,120	105,376,203	61,087,567

The accompanying notes are an integral part of these condensed consolidated financial statements

FOCUS GOLD CORPORATION

 (An Exploration Stage Company)

Condensed Consolidated  Statements of Cash Flows

(unaudited)

	For the Six month period ended August 31,		For the period October 1, 2010 (Entry into Exploration Stage) to August 31,
	2012	2011	2012
Cash Flows from Operating Activities
Net Loss	$(5,936,954)	$(2,915,390)	$(12,492,675)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	–	889	3,432
Amortization of debt discount	787,730	53,586	942,164
Non-cash interest and financial fees	1,330,962	–	1,796,114
Change in derivative liabilities	(226,804)	–	(226,804)
Gain on settlement of debt	(389,325)	–	(280,666)
Loss on settlement	111,736		111,736
Stock based compensation	–	906,100	1,812,200
Mineral property impairment	2,841,880	–	2,841,880
Common stock issued for services	13,926	–	438,064
Change in operating assets and liabilities:
Decrease/ (Increase) in taxes and other amounts receivable	20,439	(153,729)	26,265
Decrease in prepaid expenses	543,928	148,392	771,488
Increase in accounts payable and accrued expenses	236,540	311,921	611,062
Increase in accounts payable and accrued expenses - related	272,255	(17,888)	397,149

Net Cash Used in Operating Activities	(393,687)	(1,666,119)	(3,248,591)

Cash Flows Used by Investing Activities
Pre-acquisition loans to subsidiary	–	(350,000)	(595,348)
Purchase of equipment	–	(1,245)	(5,065)
Cash acquired in acquisition	–	–	73,351
Mineral option payment liability	(200,000)	(200,000)	(400,000)

Net Cash Used in Investing Activities	(200,000)	(551,245)	(927,062)

Cash Flows Provided by Financing Activities
Proceeds from the sale of common stock	–	1,697,720	2,846,169
Proceeds from notes payable	506,531	200,000	1,379,714

Net Cash Provided by Financing Activities	506,531	1,897,720	4,225,883

Net Increase (Decrease) in Cash	$(87,156)	$(319,644)	$50,230

Foreign currency translation adjustment	4,795	(2,342)	(47,161)

Cash and Cash Equivalents at Beginning of Period	$85,436	$329,746	$6

Cash and Cash Equivalents at End of Period	$3,075	$7,760	$3,075

Cash paid for
Interest	$–	$–	$–
Income Taxes	$–	$–	$–

The accompanying notes are an integral part of these condensed consolidated financial statements

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three and six month periods ended August 31, 2012 and 2011

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

For the three and six month periods ended August 31, 2012 and 2011

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

During the three months ended August 31, 2012, the Company recorded an impairment charge on its Metallum properties. See Note 4.

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

For the three and six month periods ended August 31, 2012 and 2011

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

For the three and six month periods ended August 31, 2012 and 2011

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

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss of $5,717,835 during the six month period ended August 31, 2012, and has an accumulated deficit of $12,271,981 since entry into the exploration stage. Additionally, the Company is in default of various notes aggregating $895,408. The Company changed its principal business to the development and exploitation of mineral properties in October 2010, but has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Given the conditions surrounding the trading of the Company’s equity securities, the Company values its derivative instruments related to embedded conversion features and warrants from the issuance of convertible debentures in accordance with the Level 3 guidelines. For the six month period ended August 31, 2012, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these condensed consolidated financial statements. The fair value of warrants and embedded conversion features that have exercise reset features are estimated using an adjusted Black-Scholes model based on the Company’s estimation of the likelihood of the occurrence of a reset.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three and six month periods ended August 31, 2012 and 2011

	Balance at February 29, 2012	New Issuances	Changes in Fair Values	Balance at August 31, 2012
Level 3 –
Derivative liabilities from:
Conversion features	$–	$1,325,021	$(582,284)	$742,737
Warrants	–	418,531	355,481	774,012
	$–	$1,743,552	$(226,803)	$1,516,749

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

(i)	Reclassification of Certain Securities under FASB ASC 815-40

If the Company were required to settle its outstanding warrants and convertible debt as of August 31, 2012, the Company would be required to issue 182,035,039 common shares (103,093,891 for the settlement of warrants and 78,941,148 for the settlement of outstanding convertible debt). The Company determined that the settlement of these outstanding financial instruments would exceed its authorized shares by 55,885,288 common shares. Pursuant toFASB ASC 815-40, Accounting for Contracts in Entity’s Own Equity, the Company would be required to reclassify these contracts from equity to liabilities. As permitted by EITF 00-19, the Company’s policy with regard to settling outstanding financial instruments is to settle those with the earliest maturity date first which essentially sets the order of preference for settling the financial instruments. As a result of the Company’s policy of settlement the Company determined that the changes in fair value for financial instruments initially recorded in equity were not required to be reclassified in the quarter ended August 31, 2012.

3.	Disposition of Interest in Subsidiary

On August 24, 2012, the Company settled the amount of $70,629 of amounts payable in exchange for 280,000 common shares of the Company’s subsidiary Celtic. The Company recognized a gain of $44,041 on this transaction. The 280,000 shares of common stock transferred in this settlement represent 1.06% of the issued and outstanding shares of common stock of Celtic.

Effective July 1, 2012, the Company settled the amount of $47,303 of amounts payable in exchange for 440,000 common shares of the Company’s subsidiary Celtic and in consideration of the surrender of 3,400,000 shares of the Company’s common stock with a fair value of $129,200, 1,360,000 shares of Celtic owned by the Company. The Company recognized a loss of $111,736 on the disposition of the 1,800,000 common shares of Celtic’s common stock transferred by the Company in this transaction. The 1,800,000 shares of common stock transferred in this settlement represent 6.79% of the issued and outstanding shares of common stock of Celtic.

As at August 31, 2012, the Company has a 92.16% interest in Celtic.

4.	Mineral property rights

The continuity of expenditures on mineral property acquisitions is as follows:

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three and six month periods ended August 31, 2012 and 2011

Mineral property	February 29, 2012	Additions	Disposals and Impairments	August 31, 2012
Canada
Watabeag, Russell Creek,	$50,000	$–	$–	$50,000
Mexico
Huicicila	6,086,002	–	–	6,086,002
United Kingdom & Ireland
Metallum Claims	6,142,038	–	(2,841,879)	$3,300,159
	$12,278,040	$–	$(2,841,879)	$9,436,161

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

As at August 31, 2012, the Company had not commenced exploration activities on these properties.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three and six month periods ended August 31, 2012 and 2011

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

During the year ended February 28, 2011, the Company, through its wholly-owned subsidiary Fairfields, staked and applied for additional mineral claims for property contiguous with its Huicicila and San Nicholas and Santa Fe Claims. These claims are pending. The properties have a surface area of 18,289.05 hectares for the Focus 1 claims, 10,850 hectares for the Focus 2 claims and 2,367.78 hectares for the Focus 3 claims. The Company has conducted limited geological work on these claims.

(e)	Metallum properties - United Kingdom and Ireland

Includes thirty one exploration licenses in Northern Ireland, Scotland and Ireland covering in excess of 388,000 hectares owned by Metallum, the Company’s 90.80% owned subsidiary. The licenses cover areas of known mineral occurrences and geochemical anomalies in terrain that is geologically prospective for a number of deposit types for a variety of metals. The main emphasis will be on advancing gold and gold-copper targets though there is also the potential for poly-metallic massive sulphides. The Company’s extensive review of data on the Metallum licenses has identified 3 priority areas that will be the focus of initial exploration: Fore Burn, Scotland (gold-copper) (expired); Sperrins, N. Ireland (gold) (gold and silver licenses, expired) and Clogher Valley, Ireland and N. Ireland (base metals).

During the quarter ended August 31, 2012, certain of the licenses held by Metallum had expired and management has determined that there is a material doubt about the renewal or re-acquisition of such licenses and were written down to their fair value of $3,300,159, resulting in an impairment charge of $2,841,879 which was included in operations for the period.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three and six month periods ended August 31, 2012 and 2011

5.	Notes payable

In July 2011, the Company entered into a Demand Promissory Note (the “Note”) with a private investor as the lender with the principal amount of $200,000. The Note is payable on demand by the lender after August 30, 2011 and accrues interest at the rate of 2% per month calculated and compounded monthly until maturity. A commitment, arrangement and placement fee of $59,000 is payable at maturity. The commitment, arrangement and placement fee of $59,000 was initially recorded as a discount to the Note. The Note has a provision that if not repaid upon demand within 3 days, the lender may elect to receive as full repayment for the loan in restricted common stock of the Company at the rate of five times the principal divided by the 10 day average closing price of the Company’s common stock prior to the date of demand. On March 1, 2012, the Company finalized a settlement agreement with the lender for an amount of $400,000 as full and complete satisfaction of principal, interest, commitment arrangement, placement fees and any other right of the lender under the Note. On March 29, 2012, the Company reached a settlement agreement on its Note, to settle the amount owing at $400,000. The Note was further amended to remove any provisions that allowed for payment of the loan through penalty shares which was replaced with a convertible feature. Under the amendments the Note now bears interest, at the election of the holder at 1%, per month compounded monthly, matures October 1, 2012, and is convertible at any time into shares of the Company’s common stock, at the holder’s option, at a conversion price, equal to 80% of the average of the three lowest trade prices for the Company’s common stock during the 20 trading days prior to the conversion. The holder has agreed to restrict their ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s common stock. No interest or principal payments are required until the maturity date. Principal and interest may be prepaid prior to maturity. The number of shares reserved for issue under the Note is 6,000,000 shares of the Company’s common stock. The Company determined that the resulting modifications of the Note was not substantial in accordance with ASC 470-50, “Modifications and Extinguishments”, thus modification accounting was applied. The Note has been determined to have a derivative liability related to its conversion feature with a fair value of $457,552 at March 29, 2012. The fair value of the derivative liability was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 0.51 years; volatility of 91.7%; no dividend yield; and a risk free interest rate of 0.14%. The fair value of the derivative liability was recorded as a discount to the debt of $400,000 and $57,552 of interest and financing fees. The discount is being amortized to amortization of debt discount over the term of the Note. The unamortized discount at August 31, 2012 was $30,691. At August 31, 2012, the fair value of the derivative liability on the remaining principal of $93,592 was determined to be $130,408. The fair value of the derivative liability at August 31, 2012 was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 0.09 years; volatility of 91.95%; no dividend yield; and a risk free interest rate of 0.08%. The Company tests the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. On June 13, 2012 with the Company’s failure to file its Form 10-K for the year ended February 29, 2012, the Company entered into technical default on the Note.

In September 2011, the Company entered into two Demand Promissory Notes (the “Notes”) in the aggregate amount of $270,000. The Notes are due upon demand after November 14, 2011 ($200,000) and November 19, 2011 ($70,000) and immediately, upon demand, where the Company is in default or non-compliance under the respective note or default or non-compliance with other parties customarily including but not limited to, insolvency, bankruptcy or judgements against the Company. The Notes bear interest at the rate of 2% per month calculated and compounded monthly and a commitment arrangement and placement fee of $67,500 per month (less interest). The Notes require that the first use of any financing provided to the Company of greater than $200,000 be first used to retire the September 19 Note in whole or in part and greater than $305,000 in the case of the September 14 Note. On June 14 and 19, 2012 the Company entered into a Promissory Note Amending Agreement with the holders of the Notes where by the note holders have agreed to extend the $200,000 promissory note to September 14, 2012 and the $70,000 promissory note to September 19, 2012 and to settle outstanding commitment, arrangement and placement fees of $554,825 in exchange for 4,000,000 shares of the Company’s common stock, and eliminate any future commitment, arrangement and placement fees under these promissory notes. In the event of non-payment by the Company a maturity, the holders of the September notes the interest rate on the notes increases to 5% per month and the Company would be required to issue 1,100,000 and 400,000 shared of the Company’s common stock respectively in advance for each month of non-payment of the Notes.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three and six month periods ended August 31, 2012 and 2011

On October 25, 2011, the Company issued a 6% convertible redeemable secured note (the “6% Note”) for a principal amount of $100,000. The 6% Note is due and payable October 25, 2012 and accrues interest on the outstanding principal balance at the rate of 6% per annum. The 6% Note is convertible at any time after April 25, 2012, into shares of the Company's common stock at a conversion price that is equal to 70% of the lowest closing bid price of the Company’s common stock as reported on the National Quotations Bureau Pink Sheets on which the Company’s shares are traded, for any of the five trading days including the day upon which a Notice of Conversion is received by the Company. The Exercise price may be adjusted to a lower amount where within the three business days after the exercise the closing bid for the Company’s common stock is 5% lower than the price set out in the notice. At any time, the Company has the option to redeem the 6% Note and pay to the note holder 150% of the unpaid principal amount of the 6% Note, in full. As part of the loan, the Company issued to the note holder 666,666 transferable warrants to purchase one common share per warrant at $0.15 per share for a period of three years. The fair value of the 666,666 warrants was $96,372. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 3.0 years; volatility of 126.9%; no dividend yield; and a risk free interest rate of 0.43%. The relative fair value of the warrants was $49,076 and was recorded as a discount to the debt. The unamortized discount at August 31, 2012 was $nil. The 6% Note and accrued interest of $3,914 were fully paid by August 15, 2012 through the conversion of the 6% Note to 5,375,245 shares of the Company’s common stock.

On February 17, 2012, Celtic entered into a convertible debenture agreement (“Convertible Debenture”) for an amount of $300,000 (Canadian, US$303,183). The Convertible Debenture has a term of 6 months or the earlier of Celtic’s RTO on the Toronto Stock Exchange . The Convertible Debenture is secured against the accounts of Celtic, including its accounts, chattel paper, books and records, equipment, instruments, intangibles, inventory, money, proceeds, securities and undertakings and is guaranteed by Celtic and its subsidiaries. The interest rate is 10% accrued daily, compound annually and paid at maturity date. The holder has the right to convert the principal amount outstanding into the common shares of Celtic at the conversion price which is the lower of $0.20 per common share or 25% below the RTO price. As part of the loan, the Company issued to the lender 1,000,000 common share purchase warrants with an exercise price per share equal to the lower of $0.30 (Canadian) and the RTO price for a period of two years and 333,333 common share purchase warrants with an exercise price per common share equal to $0.45 (Canadian) for a period of two years. The relative fair value of the 1,333,333 warrants and the debt at February 17, 2012 was determined to be $120,246 and $182,937 respectively. The fair value of each warrant issued was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 2.33 years; volatility of 90.7%; no dividend yield; and a risk free interest rate of 1.12%. The aggregate relative fair value of the debt and warrant of $303,183 has been amortized to amortization of debt discount over the life of the Convertible Debenture. The Convertible Debenture matured August 17, 2012 without payment to the note holder. The Company is in discussions with the note holder regarding extentions or amendments to the Convertible Debenture.

On March 22, 2012 the Company issued a Convertible Promissory Note to JMJ Financial (“JMJ”) in aggregate principal amount of $2,110,000 (the “JMJ Note”) advanced over time. In consideration for issuing of the JMJ Note and the 2,500,000 warrants, JMJ provided the initial funding of $275,000 (total of $356,000 through August 31, 2012). The JMJ Note bears interest at 10%, matures three years from the date of issuance, is secured by 25% of the Company’s investment property and ownership or other equity interests the Company holds in Focus Celtic Gold Corporation, its wholly owned subsidiary, and is convertible into shares of the Company’s common stock, at JMJ’s option, at a conversion price, equal to 80% of the average of the three lowest trade prices for the Company’s common stock during the 20 trading days prior to the conversion. The Note was issued with a 10% original issue discount. The original issue discount of $39,556 is being accreted to interest and financing fees over the remaining term of the note. JMJ has agreed to restrict their ability to convert the JMJ Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s common stock. No interest or principal payments are required until the maturity date. The Note may be prepaid at any time prior to Maturity Date at 150%. The 2,500,000 warrants issued to JMJ entitle JMJ to purchase up to 2,500,000 shares of the Company’s common stock at $0.20 per share, subject to adjustment maintain an aggregate exercise price of $500,000. The 2,500,000 common share purchase warrants may in certain circumstances be exercised in whole or part in a cashless exercise equal to the difference between the VWAP on the trading day immediately preceding the date on which the holder elects to exercise the warrant and the exercise price of the warrant times the number of warrants so being exercised. The warrant exercise price may be adjusted to a lesser amount than $0.20 where at any time while the warrant is outstanding and the Company sells or grants an option to purchase or sell or grant any right to re-price, or issue and share of common stock or security convertible into the Company’s common stock at an effective price less than the $0.20 exercise price, the exercise price shall be reduced to that lesser amount. The warrant is non-transferrable. The Company has determined that the warrants and the convertible feature of the JMJ Note are derivative liabilities with fair values of $418,531 and $804,777 respectively at March 22, 2012. The fair value of the derivative liability was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 3.0 years; volatility of 102.6%; no dividend yield; and a risk free interest rate of 0.56%. The fair value of the derivative liability was recorded as a discount to the debt of $337,692 and $948,308 of interest and financing fees. The discount is being amortized to amortization of debt discount over the term of the JMJ Note. The unamortized discount at August 31, 2012 was $290,088. At August 31, the fair value of the derivative liability on the warrants and conversion feature was determined to be $774,012 and $612,329 respectively. The fair value of the derivative liability at August 31, 2012 was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 2.55 years; volatility of 89.46%; no dividend yield; and a risk free interest rate of 0.38%. The Company tests the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. On June 13, 2012 with the Company’s failure to file its Form 10-K for the year ended February 29, 2012, the Company entered into technical default on the JMJ Note.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three and six month periods ended August 31, 2012 and 2011

On July 23, 2012 the Company issued a 6% Redeemable Convertible Note (the “GEL Note”) to GEL Properties LLC. (“GEL”) in the amount of $100,000. The Company received net proceeds of $ 94,485. The GEL Note is due and payable July 23, 2013 and accrues interest on the outstanding principal balance at the rate of 6% per annum. The GEL Note is convertible at any time after January 23, 2013, into shares of the Company's common stock at a conversion price that is equal to 70% of the lowest closing bid price of the Company’s common stock as reported on the National Quotations Bureau Pink Sheets on which the Company’s shares are traded, for any of the five trading days including the day upon which a notice of conversion is received by the Company. At any time, the Company has the option to redeem the GEL Note and pay to the holder, 150% of the unpaid principal amount of the GEL Note, in full. As part of the loan, the Company issued to the note holder 1,428,571 transferable warrants to purchase one common share per warrant at $0.07 per share for a period of three years. The fair value of the 1,428,571 warrants was $25,738. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 3.0 years; volatility of 91.32%; no dividend yield; and a risk free interest rate of 0.34%. The relative fair value of the warrants was $20,470 and was recorded as a discount to the debt. The unamortized discount at August 31, 2012 was $18,283.

On July 19, 2012 the Company’s subsidiary Celtic, issued a convertible debenture (the “Debenture”) to RYM Capital Corp (“RYM”) in the amount of $50,000 Canadian dollars. The Debenture earns compound interest accruing annually at 10% per annum and is due the earlier of (i) 6 months from the date of the Debenture; or (ii) the business day immediately preceding the closing of the reverse take over between the Company’s subsidiary Celtic, and Pacific Orient Capital, Inc. The Debenture is secured against the accounts of Celtic, including its accounts, chattel paper, books and records, equipment, instruments, intangibles, inventory, money, proceeds, securities and undertakings and is guaranteed by Celtic and its subsidiaries. RYM has the right to convert the principal amount outstanding into the common shares of Celtic at the conversion price which is the lower of $0.20 (Canadian) per common share or 25% below the RTO price. As part of the loan, the Company issued to the lender 222,222 common share purchase warrants with an exercise price per share equal to the lower of $0.30 (Canadian) and the RTO price for a period of two years. The fair value of the 222,222 warrants and the debt at July 19, 2012 was determined to be $40,809 and $30,050 respectively. The fair value of each warrant issued was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 2.45 years; volatility of 89.11%; no dividend yield; and a risk free interest rate of 0.31%. The relative fair value of the debt and warrants at July 19, 2012 of $50,531 was recorded as a discount to the debt. The unamortized discount at August 31, 2012 was $38,592 and is being amortized to amortization of debt discount over the life of the Debenture.

6.	Share capital

(a)	Authorized capital

The Company is authorized to issue:

100,000,000 Preferred shares of stock, $0.00001 par value

250,000,000 Common shares of stock, $0.00001 par value

Share issuances, returns and cancellations during the six month periods ended August 31, 2012 and 2011:

During the six month period ended August 31, 2012, the Company issued 20,825,245 shares of its common stock for the exercise of conversions under the Company’s convertible securities in the amount of $499,089 and 4,000,000 of its common stock as settlement for $554,826 of accrued fees on the Company’s September 14 and 19, 2012 promissory notes.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three and six month periods ended August 31, 2012 and 2011

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

(b)	Treasury stock

Pursuant to an agreement dated August 24, 2012 with a former director of the Company, the Company acquired 3,400,000 shares of its common stock at an aggregate purchase price of $129,200. The acquired 3,400,000 shares of the Company’s common stock have been recorded as treasury stock using the cost method.

(c)	Stock options

The Company has an incentive share option plan (the "Plan") that it adopted February 7, 2011, that allows it to grant incentive stock options to its officers, directors, employees and other persons associated with the Company. The Plan is intended to advance the best interests of the Company by providing those persons who have a substantial responsibility for its management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. Further, the availability and offering of stock options and common stock under the Plan supports and increases the Company's ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability of the Company depends. The board of directors reserved 10,000,000 shares of common stock for issuance under the Plan. As of the fiscal year end, February 29, 2011, the board of directors had granted options to purchase 6,400,000 shares of common stock at $.50 per share to 7 persons. Through the six month period ended August 31, 2012 and 2011, no further grants of options have been made under this plan.

Expiry date	Exercise price per share	Balance February 29, 2012	Granted	Forfeited	Expired/ Cancelled	Balance August, 31 2012

February 24, 2016	$0.50	6,400,000	–	–	–	6,400,000
		6,400,000	–	–	–	6,400,000

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three and six month periods ended August 31, 2012 and 2011

All 6,400,000 stock options granted and were exercisable at August 31, 2012.

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

(d)	Share purchase warrants

The continuity of share purchase warrants is as follows:

Expiry date	Exercise price per share	Balance February 29, 2012	Issued	Exercised	Expired	Balance August 31 , 2012
Class A
March 1, 2012	$0.40	66,450	–	–	66,450	–
December 19, 2012	$0.15	133,332	–	–	–	133,332
June 12, 2014	$0.40	100,000	–	–	–	100,000
October 14, 2016	$0.50	150,000	–	–	–	150,000

Class B
April 24, 2012	$0.50	118,419	–	–	118,419	–
April 24, 2012	$0.50	1,446,625	–	–	1,446,625	–
May 24, 2012	$0.50	76,250	–	–	76,250	–
July 20, 2012	$0.50	682,500	–	–	682,500	–
December 15, 2013	$0.25	666,667	–	–	–	666,667

Promissory Note Warrants
October 25, 2014	$0.15	666,666	–	–	–	666,666
March 22, 2015	$0.20	–	2,500,000	–	–	2,500,000
July 23, 2015	$0.07	–	1,428,571	–	–	1,428,571
Total Warrants Outstanding		4,106,909	3,928,571	–	2,390,244	5,645,236

Weighted average exercise price		$0.39	$0.18	$–	$–	$0.18
Average remaining contractual term (years)						2.44

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three and six month periods ended August 31, 2012 and 2011

The Company has issued the following classes of warrants as set out below:

Class A warrant	Are non-transferrable, exercisable for cash and have no acceleration of the expiry date.

Class B warrant	Are transferrable, each warrant entitles the holder to purchase one additional common share at the exercise price per share set out in the table above, subject to acceleration provisions and with a cashless exercise provision based upon the 20 day volume weighted average price per share at closing day (VWAP) the day prior to exercise. Holders of warrants electing cashless exercise will receive that number of shares equal to the 20 day VWAP minus the exercise price divided by the 20 day VWAP multiplied by the number of warrants exercised.

Promissory Note Warrants

October 24, 2014 & July 19, 2015	Are transferrable and entitles the holder to purchase one additional common share for a period of three years. In lieu of the cash payment the holder has the right to convert this warrant in whole or in part without payment of any kind into that number of shares of common stock of the Company equal to the quotient obtained by dividing the aggregate of the closing price of the Company’s common stock on the day immediately preceding the conversion less the aggregate purchase price of the shares being exercised divided by the closing price of the Company’s common stock on the day immediately preceding the conversion.

March 22, 2015	Transferable with the approval of the Company. At any time after September 22, 2012, in lieu of the cash payment the holder has the right to convert this warrant in whole or in part without payment of any kind into that number of shares of common stock of the Company equal to the quotient obtained by dividing the aggregate of the VWAP price of the Company’s common stock on the day immediately preceding the conversion less the aggregate purchase price of the shares being exercised divided by the VWAP of the Company’s common stock on the day immediately preceding the conversion. The March 22, 2015 warrants provide the warrant holder with down round protection where the Company issues any shares or grants and warrant or convertible security or re-prices a security at less than the effective exercise price of the March 22, 2015 warrant at that time, then the effective exercise price shall be lowered to such lesser amount.

During the six month period ended August 31, 2012, the Company approved unit subscriptions and warrant commissions for an aggregate of nil (2011- 166,640) Class A warrants and nil (2011 – 2,205,375) Class B warrants as part of a private placement of units.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three and six month periods ended August 31, 2012 and 2011

(e)	Class A Options

The continuity of Class Options is as follows:

Expiry date	Exercise price per share	Balance February 29, 2012	Issued	Exercised	Expired	Balance August 31 , 2012

December 31, 2012	$0.49	21,121,094	–	–	–	21,121,094

Total Class A Options Outstanding		21,121,094	–	–	–	21,121,094

Weighted average exercise price		$0.49	$–	$–	$–	S 0.49
Average remaining contractual term (years)						0.25

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

7.	Commitments and Contingencies

(a)	On October 1, 2010, the Company entered into an option agreement with Victoria Gold Corp, covering 16 gold mining claims in the Province of Ontario. Under the agreement the Company has the right to acquire Victoria’s ownership interest in the sixteen mining claims known as Watabeag and Russel Creek properties. On November 9, 2011 the agreement was amended. Under the amended agreement, the Company has the right to acquire Victoria’s ownership interest in the sixteen mining claims known as the Watabeag and Russell Creek properties. To exercise the option and receive the exclusive right to earn a 100% interest in the Watabeag and Russell Creek properties, the Company has issued 250,000 shares of its common stock and must complete $2,000,000 of cumulative exploration and maintenance expenditures on or before the fourth anniversary date of the agreement. Of the $2,000,000 of cumulative exploration and maintenance expenditures, $375,000 must be incurred on or before the second anniversary date of the agreement and $25,000 must be paid to Victoria Gold Corp. on or before December 31, 2011 (unpaid) and on each of the second and third anniversary dates of the agreement. Upon the commencement of commercial production, the Company will pay a royalty equal to 3.0% of Net Smelter Returns. The Company has the ability to buy back 1% of the Royalty at any time for $1 million. As of August 31, 2012, the Company was in arrears in payment under this option agreement for $25,000. The Company and Victoria Gold Corp. are in duscussions to address the outstanding payment.

(b)	On November 10, 2010, the Company signed a definitive agreement to acquire Fairfields Gold S.A. de CV. Fairfields owns an option to acquire 100% of the Huicicila gold project in Nayarit Mexico. Under the terms of the definitive agreement, Fairfields selling stockholders have the opportunity to receive additional shares based on performance as per the following schedule:

Resource Estimate Date	Indicated Reserves	Payment Obligation
18 months after Closing Date	475,000 oz Au (equivalent)	$1,250,000
24 months after Closing Date	750,000 oz Au (equivalent)	$1,250,000
36 months after Closing Date	1,025,000 oz Au (equivalent)	$1,250,000
48 months after Closing Date	1,300,000 oz Au (equivalent)	$1,250,000

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three and six month periods ended August 31, 2012 and 2011

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

This option agreement has an initial maturity of 3 years and 6 months from May 19, 2010. The Company has recorded the fair value of the $1,200,000 of payments under this option in these condensed consolidated financial statements as the discounted value of the cash payments using a rate based on the prevailing market rates of interest available to the Company (the average of interest rates used was estimated to be 11.0%) and $725,537 at August 31, 2012 (after payment of $200,000 in each of August 2011 and February 2012) and $860,453 at August 31, 2011. The carrying amounts of option payment liabilities owing approximates their fair values. The interest is accrued over the estimated payment period of the option payments. The aggregate amount of interest accrued from acquisition through August 31, 2012 was $136,179 (2011 - 70,429).

On August 17, 2012, the Company failed to make payment on its Option on Huicicila mining concession – Mexico in the amount of $200,000 and is in breach of its obligations under this Option. The Company has not received notice of default from the Optionor and is working with the Optionor to address this outstanding option payment.

(d)	UK, Ireland mineral properties

The Company’s properties in UK and Ireland are held under prospecting licenses which are subject to commitments by the Company’s subsidiary to conduct mineral exploration activities on its licenses. During the period to renewal of its properties, the Company has committed to the following exploration expenditures in the fiscal years then ending:

2013	£148,345 (US$ 235,335)
2014	£148,345 (US$ 235,335)

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three and six month periods ended August 31, 2012 and 2011

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

(f)	Purchase contingency

In the event that the contemplated RTO with Pacific Orient Capital Corp. by Celtic or similar go public event does not occur before October 28, 2012, the Company will forthwith thereafter purchase the 1,800,000 shares of Celtic’s common stock the Company transferred July 1, 2012 (see Note 3), at the option of the holder (i) cash in the aggregate amount of $190,000, or (ii) for shares of the Company’s common stock with a per share valuation equal to the 10 day VWAP of such shares at the time of exercise.

8.	Related party transactions

a)	Commencing August 27, 2010, the Company entered into agreements with the president and CEO of the Company to provide services in exchange for $15,000 per month through December 31, 2010 and $21,000 CDN per month during the year ended December 31, 2011 (informally extended month to month in 2012 through June 30, 2012 and thereafter at the rate of $10,000 per month CDN by the Company’s subsidiary). During the six month period ended August 31, 2012, the Company paid $103,486 (2011 - $130,308) as compensation for such management services.

b)	Effective January 1, 2011, the Company entered into an agreement with the former director of exploration of the Company to provide services in exchange for $12,000 per month through December 31, 2011 (informally extended month to month in 2012). During the six month period ended August 31, 2012, the Company recorded $nil (2011 - $72,000) as compensation for such management services.

c)	Effective January 1, 2011, the Company has paid fees to directors and management of its Mexican subsidiary Fairfields, to provide services related to developing Fairfields mineral properties as well as management services in exchange for a fee of 214,284 pesos each month ($16,078 monthly at the average rates of exchange during the six month period ended August 31, 2012). During the six month period ended August 31, 2012, the Company recorded $192,940 (2011 - $ 151,868) as compensation for such management services.

d)	During the six month period ended August 31, 2012 the Company paid $nil (2011 - $9,000) to a director for compensation for serving as corporate secretary. A law firm of which a director is a partner was payable fees of $7,097 (2011 - $60,000) for the six month period ended August 31, 2012.

e)	During the six month period ended August 31, 2012, the Company recorded nil (2011 - $5,250 ) as compensation to a company controlled by a former director of the Company for exploration services provided pursuant to a consulting agreement with the Company.

f)	Effective October 25, 2011, the Company has paid fees to directors and officers of its UK subsidiary Metallum, to provide services related to developing Metallum’s mineral properties as well as management services in exchange for a fee of £5,000 each month ($7,886 monthly at the average rates of exchange during the six month period ended August 31, 2012). During the six month period ended August 31, 2012, the Company recorded $67,5802 (2011 - $nil) as compensation for such management services.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements.

For the three and six month periods ended August 31, 2012 and 2011

g)	Included in accounts payable and accrued liabilities – related at August 31, 2012 is $455,829 (2011 - $ 75,312 ) payable to the firms and persons referred to in this Note 8 and persons or firms related with these persons and firms.

9.	Subsequent events

a)	The Company has issued 4,000,000 shares of its common stock upon exercise of convertible provisions of notes payable in settlement of $40,096 of the principal amount of such notes payable.

b)	On September 5, 2012, the Company issued an 8% convertible promissory note (the “8% Note”) for a principal amount of $68,000. The Company received net proceeds of $ 61,600. The 8% Note is due and payable June 7, 2013 and accrues interest on the outstanding principal balance at the rate of 8% per annum. Any time after 180 days following the date of this note, the 8% Note is convertible into shares of the Company's common stock at a conversion price that is equal to 58% of the average of the lowest three trading prices during the ten trading days preceding the date of conversion. The exercise price may be adjusted to a lower amount where the Company grants or sells shares or options or other convertible securities at a price that is lower than the then in effect conversion price. At any time up and until 180 days from the date of the 8% Note, the Company has the option to redeem the 8% Note for payment to the note holder of ranging from 115% to 140% of the unpaid principal amount of the 6% Note, in full. In event of default, the Company is required to pay the note holder the greater of (i) 150% of the principal as well as interest and other amounts payable to the note holder or (ii) parity value of the common shares that would be issuable upon conversion multiplied by the highest closing price for the common stock during the period beginning on the date of the first occurrence of the default and ending one day prior to the mandatory payment date. In the event of default interest on the 8% Note accrues at 22% per annum. The 8% Note is secured with 3,400,000 of the Company’s common shares held in treasury. The 8% note is in technical default as a result of the Company’s defaults on payments of other notes payables.

c)	On September 13, 2012, the Company’s board of directors approved a plan to implement a 20:1 reverse split of the Company’s common stock by decreasing the number of authorized shares of common stock and correspondingly decreasing the number of issued and outstanding shares of the common stock held by each stockholder of record at the effective date and time of the change, by a resolution adopted by the board of directors, without obtaining the approval of the stockholders. The effective date of the change (20:1 reverse split) shall be as soon as practical following October 4, 2012 and after proper notice and coordination with FINRA.

d)	On September 14, 2012 and September 19, 2012 notes payable in the principal amount of $270,000 matured without payment and are in default. The default under these notes payable is a cause of default under the terms of the Company’s promissory notes and accordingly, the Company is in technical default on all promissory notes.

e)	On October 1, 2012 convertible notes with a remaining principal amount of $93,592 matured without payment and is in default at the option of the holder.

f)	On October 5, 2012 the Company entered an agreement with European Resource Capital Inc. for the sale of the Company’s 24,420,000 shares of common stock of Celtic and amounts receivable from Celtic of approximately $217,392 in exchange for $2,500,000 (Canadian) (approximately $2,549,651 at exchange rates at the date of this transaction). European Resource Capital Inc. issued the Company an eight percent (8%) 5 year $2,500,000 (Canadian) promissory note payable that is secured by the 24,420,000 shares of Celtic common stock. Prior to this transaction, the Company owned 92.15% of Celtic. The sales agreement acknowledges that JMJ Financial has an unperfected lien against 25% of the purchased shares. Where the Company is unsuccessful in removing JMJ Financials’ unperfected lien, European Resource Capital may settle such lien and reduce the $2,500,000 promissory note by 35% of its present value.

g)	On October 12, 2012 the board of directors of the Company adopted the 2012 Stock & Stock Option Compensation Plan (the "2012 Plan"), that allows the Company to issue stock options or common stock to employees, directors and other persons associated with the Company and is intended to advance the best interests of the Company by providing those persons who have a substantial responsibility for its management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. The board of directors reserved 50,000,000 shares of the Company’s common stock for issuances under the 2012 Plan.

PART I

As used in this Report on Form 10-Q, references to “we,” “us,” “our,” “Focus Gold,” or “our Company” refers to Focus Gold Corporation, a Nevada corporation.

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

On October 25, 2011, the Company completed the acquisition of a 98.65% interest in Metallum Resources PLC (“Metallum This acquisition gave the Company ownership of thirty one exploration licenses in Northern Ireland, Scotland and Ireland covering in excess of 388,000 hectares, including licenses near and in geology identical to Dalradian Resources (DNA on the TSX) in N. Ireland. The licenses cover areas of known mineral occurrences and geochemical anomalies in terrain that is geologically prospective for a number of deposit types for a variety of metals. The main emphasis will be on advancing gold and gold-copper targets though there is also the potential for poly-metallic massive sulphides. Focus Gold's extensive review of data on the Metallum licenses has identified 3 priority areas that will be the focus of initial exploration.

The results for the six month period ended August 31, 2012 represents a full year of operations for Fairfields but not Metallum and accordingly do not provide a meaningful comparison against the results during the three month period ended August 31, 2011.

Critical Accounting Policies and Estimates

Critical Accounting Policies

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have changed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business. Discussed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. See Note 2, “Significant Accounting Policies,” in our Condensed Consolidated Financial Statements for a discussion of those policies.

Mineral Properties, Leases and Exploration and Development Costs

The Company accounts for mineral properties in accordance with ASC 930: Extractive Activities-Mining . Costs of acquiring mineral properties and leases are capitalized by project area upon purchase of the associated. Mineral properties are periodically assessed for impairment of value and any diminution in value.

The Company accounts for mineral exploration and development costs in accordance with ASC 932: Extractive Activities . All exploration expenditures are expensed as incurred, previously capitalized costs are expensed in the period the property is abandoned. Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on units of production basis over proven and probable reserves.

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

Results of Operations – Comparison of the Three Month Period Ended August 31, 2012 and 2011

We generated no revenues for the three month period ended August 31, 2012 or 2011. Total operating expenses increased to $ 3,569,965 in the three month period ended August 31, 2012 compared to the amount of $ 1,276,885 recorded for the three month period ended August 31, 2011. This increase was primarily attributable to the Company’s entering into the exploration stage in October 2010 and its commensurate commencement of active operations, with no similar prior period activities, and is reflected in the following items:

•	Exploration expense was $23,102 for the three month period ended August 31, 2012 compared to $242,889 the three month period ended August 31, 2011. The reduction of expenses related to exploration expenses is attributable to a reduction in funding available to fund exploration expenditures in the current three month period.

•	General and Administrative expenses decreased approximately 32% to $704,983 for the three month period ended August 31,2102 as compared to the comparable prior year period. This decrease was primarily attributable to the reduction in stock based compensation expense of $453,050 compared to the three month period ended August 31, 2011.The principal components of General and Administrative expenses are:

o	Consulting expenses were $303,445 for the three month period ended August 31, 2012, as compared $98,584 in the comparable prior three month period. This increase was primarily attributable to the hiring of consultants to assist the development and support of our business activities in Mexico in December 2011 and January 2012 on one and two year contracts for consulting services.

o	Management fees and salaries decreased by approximately 70% to $64,967, for the three month period ended August 31, 2012, as compared with the three month period ended August 31, 2011. This decrease was primarily attributable to the cessation of fees payable to the Company’s former director of exploration and a reduction in fees payable to Grant White former president and CEO of the Company as well as adjustments of $23,810 which reduced the aggregate management fees and salaries expenses.

o	Professional fees increased by $104,661 to $138,271, for the three month period ended August 31, 2012, as compared to the three month period ended August 31, 2011. This increase was primarily attributable to expenses related to legal and audit costs related to our subsidiary Focus Celtic Gold Corporation and its subsidiary preparing an Information Circular for filing in Canada and the increasing complexity of our financial reporting.

o	Stock based compensation expense was $nil for the three month period ended August 31, 2012, compared to $453,050 expense in the three month period ended August 31, 2011. This expense is attributable to the granting of stock options to directors, officers in February 2011 and the expensing of the stock based compensation expense over the period of attribution through February 29, 2012.

•	Other expenses for the three month period ended August 31, 2012 totalled $1,050,729 compared to a total of $80,029 in the three month period ended August 31, 2011. Other expenses were composed of $354,031($26,749-2011) from the amortization of the discount record from mineral option payment liabilities and other financial liabilities; interest and financing costs of $109,060 compared to $65,631 other expenses in the prior year period. This increase in interest and financing fees is attributable to the accounting for the Company’s additional financial instruments in the three month period ended August 31, 2012. In addition other income and expenses included the recording of derivative liabilities and the resultant interest and financing fees recorded of $389,325 with no comparative in the prior period. Changes in the fair value of derivative liabilities in the three month period ended August 31, 2012 was $865,227 with no comparative for the prior period. Loss on settlement of amounts payable in the three month period ended August 31, 2012 was $111,736 with no comparative for the prior period. Management expects the amount of other expenses related to the amortization of debt discounts to be amortized in the fiscal year ended 2013and the discount for the mineral property option liabilities will continue through to the year ended 2015. Derivative liabilities fair values are tested at the end of each reporting period and changes in fair value are recorded in the statement of operations as other incomes or expenses.

Management does not believe the percentage increases in expenses is indicative of future increases. Until the Company engages in exploration activities for a sufficient time to include comparable prior year periods, management is unable to predict the anticipated increases in expenses.

Results of Operations – Comparison of the Six Month Period Ended August 31, 2012 and 2011

We generated no revenues for the three month period ended August 31, 2012 or 2011. Total operating expenses increased to $4,322,655 in the six month period ended August 31, 2012 compared to the amount of $2,815,907 recorded for the six month period ended August 31, 2011. This increase was primarily attributable to the Company’s entering into the exploration stage in October 2010 and its commensurate commencement of active operations, with no similar prior period activities, and is reflected in the following items:

•	Exploration expense was $100,467 for the six month period ended August 31, 2012, compared to $771,767 expense in the prior year. The reduction of expenses related to exploration expenses is attributable to a reduction in funding available to fund exploration expenditures in the current three month period.

•	General and Administrative expenses decreased by $663,832, for the six month period ended August 31, 2012 as compared the six month period ended August 31, 2011. This decrease was primarily attributable to the reduction in stock based compensation recorded in the six month period ended august 31, 2012. The principal components of General and Administrative expenses are:

o	Consulting expenses was $600,014 for the six month period ended August 31, 2012, as compared to $222,084 for the six month period ended August 31, 2011. This increase was primarily attributable to the hiring of consultants to assist the development and support of the Company’s business activities.

o	Management fees and salaries decreased by approximately 35% to $268,967, for the six month period ended August 31, 2012, as compared with the six month period ended August 31, 2011. This decrease was primarily attributable to the cessation of fees payable to the Company's former director of exploration and a reduction in fees payable to Grant White former president and CEO of the Company as well as adjustments of $23,810 which reduced the aggregate management fees and salaries expenses.

o	Professional fees increased by $147,933 to $217,043, for the six month period ended August 31, 2012, as compared to the six month period ended August 31, 2011. This increase was primarily attributable to expenses related to legal and audit costs related to our subsidiary Focus Celtic Gold Corporation and its subsidiary preparing an Information Circular for filing in Canada and the increasing complexity of our financial reporting.

o	Stock based compensation expense was $nil for the six month period ended August 31, 2012 compared to $906,100 expense in the six month period ended August 31, 2011. This expense is attributable to the granting of stock options to directors, officers in the fiscal year ended February 28, 2011 and the amortization of resultant stock based compensation expenses.

•	Other income and expenses for the six month period ended August 31, 2012 totalled $1,614,299 composed of $787,730 from the amortization of the discount recorded and notes payable, compared to $53,586 other expenses in the six month period ended August 31, 2011 and $1,330,962 ($65,631-2011) of interest and financial fees. This increase in interest and financing fees is attributable to the accounting for the Company’s additional financial instruments in the six month period ended August 31, 2012. In addition other income and expenses included the recording of derivative liabilities and the resultant gain on extinguishment of debt recorded of $389,325 with no comparative in the prior period. Changes in the fair value of derivative liabilities in the six month period ended August 31, 2012 was $226,804 with no comparative for the prior period. Loss on settlement of amounts payable in the six month period ended August 31, 2012 was $111,736 with no comparative for the prior period. Management expects the amount of other expenses related to the amortization of debt discounts to be amortized in the fiscal year ended 2013 and the discount for the mineral property option liabilities will continue through to the year ended 2015. Derivative liabilities fair values are tested at the end of each reporting period and changes in fair value are recorded in the statement of operations as other incomes or expenses.

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

As of August 31, 2012, the Company’s cash balance was $3,075. Accounts payable and accrued liabilities as well as short term payments under contracts as of August 31, 2012 totaled $4,453,625. The Company’s working capital as at August 31, 2012 was a deficit of $ 3,903,201.

During the six month period ended August 31, 2012 and 2011, our sole means of meeting our cash flow requirements was through the sale of our common stock and loans and advances. In the six month period ended August 31, 2012 we generated net proceeds of $nil from the sale of stock, (2011 - $1,697,720) and $506,531 from the issuance of debt instruments (2011 - $200,000). The net proceeds from these stock offerings and issuances of debt securities were used to satisfy operations.

Pursuant to our agreements under which we acquired our option in the Watebeag and Russell Creek properties, we are obligated to undertake exploration work on the property in the amount of $2,000,000 before the third anniversary date of the agreement, October 1, 2013. In addition, under agreements entered into by our subsidiary Fairfields, since our acquisition of Fairfields on December 31, 2010, we have committed to pay all fees and costs to maintain the underlying claims as well as necessary assessment work and the payment of mineral option payments totaling $800,000 through February 2014. We anticipate that similar fees will be payable each year so long as we maintain our interest in the claims and leases and the payment of $400,000 yearly under the option agreement for the purchase of the Huicicila claims in Mexico and similar fees for exploration costs on our UK and Ireland properties. .

Other Activities:

The Company is actively looking for acquisitions and joint venture opportunities which can build out its portfolio of mining properties.

Contractual Obligations

There are no contractual obligations other than those described in the notes to the Company’s condensed consolidated financial statements for the nine month period ended August 31, 2012.

Off-balance sheet arrangements

There are no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures

Our Principal Executive Officer and Principal Accounting Officer have carried out an evaluation of the effectiveness of our disclosure, controls and procedures. Based upon that evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that as of the end of the period covered by this report, our disclosures, controls and procedures are not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed three months ended August 31, 2012, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

In light of these material weaknesses, we performed additional analysis and procedures in order to conclude that our financial statements included in this report were fairly stated in accordance with accounting principles generally accepted in the United States. Accordingly, we believe that despite our material weaknesses, our financial statements included in this report are fairly stated, in all material respects, in accordance with United States generally accepted accounting principles.

We plan to rectify these weaknesses by implementing an independent board of directors and hiring additional accounting personnel once we have additional resources to do so. We have also hired a new financial consultant who possesses additional financial reporting experience to assist the Company in future fillings.

CHANGES IN INTERNAL CONTROLS

Our management, with the participation the Principal Executive Officer and Principal Accounting Officer performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the Quarter ended August 31, 2012. Based on that evaluation, the Company's Principal Executive Officer and Principal Accounting Officer concluded that no change occurred in the Company's internal controls over financial reporting during the Quarter ended August 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

The Company was named as a defendant in an action filed July 19, 2012 in Superior Court of the State of California, County of Orange, Central Justice Center in case number 30-2012-00584954-CU-BC-CJC concerning fees due and owing for services. On August 20, 2012, the Court awarded a judgment against the Company for $77,159.80.

Item 1a. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Reserved]

Item 5. Exhibits

Item 6. Exhibits

EXHIBITS

ITEM 15. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form SB2 filed on June 2, 2005).
3.2	Amendment to Articles of Incorporation (incorporated by reference to the Registrant’s Schedule 14C filed on April 22, 2009).
3.3	Amendment to Articles of Incorporation (incorporated by reference to the Registrant’s Schedule 14C filed on May 20, 2011).
3.4	Bylaws (incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on June 2, 2008).
10.1	Option Agreement with Victoria Gold Corp. dated October 1, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 27, 2010).
10.2	Amended Option Agreement with Victoria Gold Corp. dated October 20, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 27, 2010).
10.3	Share Purchase Agreement with Fairfields Gold S.A. de CV. dated November 10, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 19, 2010).
10.4	Acquisition Agreement with Metallum Resources PLC. dated February 21, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 3, 2011).
10.5	Amended Acquisition Agreement with Metallum Resources PLC. dated April 29, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 3, 2011).
10.6	Tailings Dump Agreement with Jesus Mario Lopez Fabian (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 29, 2011).
10.7	Promissory Note with Pedro Pina Castullo dated July 12, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 16, 2012).
10.8	Promissory Note with Per Wimmer dated September 14, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 16, 2012).
10.9	Promissory Note with Lief Wimmer dated September 19, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 16, 2012)
10.10	Promissory Note with GEL Properties LLC dated October 21, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 16, 2012)
10.11	Convertible Debenture with HJG Partnership Dated February 17, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 16, 2012).
10.12	Share Exchange Agreement with Pacific Orient Capital Inc. Dated February 27, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 16, 2012).
10.13	Securities Purchase Agreement with JMJ Financial dated March 22, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 16, 2012).
10.14	Promissory Note Amendment and Assignment Agreement with Pedro Pina Castullo and JMJ Financial dated March 29, 2012 ((incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 16, 2012).
14.1	Financial Code of Ethics.
21.1	List of Subsidiaries .
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14*
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
**	Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period for the period in which detailed footnote tagging is required after the filing date of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Focus Gold Corporation

Dated: October 15, 2012	By:	/s/ Gordon F. Lee
Gordon F. Lee
Chief Executive Officer and Chief Financial Officer

