Form 10-Q
period 2012-11-30
FOCUS GOLD Corp
filed 2013-01-22
CIK 1360564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission File No. 00-52720

FOCUS GOLD CORPORATION

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	26-4205169
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4695 MacArthur Court, STE 1430, Newport Beach, CA 92660	(949) 475-9086
(Address of Principal Executive Offices)	(Issuer’s Telephone Number)

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

DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

The number of shares outstanding of the Issuer’s Common Stock as of January 10, 2013 was 8,248,939.

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

Balance Sheets	2

Statements of Operations	3

Statements of Cash Flows	4

Notes to Financial Statements	5

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

FOCUS GOLD CORPORATION

(An Exploration Stage Company)

Condensed Consolidated Balance Sheets

(unaudited)

ASSETS

	November 30,	February 29,
	2012	2012
Current Assets
Cash and cash equivalents	$2,222	$2,899
Taxes and other amounts receivable	112,768	98,899
Prepaid expenses	200,274	855,185
Current assets of discontinued operations	–	135,374
Total Current Assets	315,264	1,092,357

Equipment	2,189	3,418
Mineral property rights	6,086,002	6,136,002
Other long term assets	27,740	150,514
Long term note receivable	2,516,103	–
Long term assets of discontinued operations	–	6,151,525
Total Assets	$8,947,298	$13,533,816

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$736,089	$537,893
Accounts payable and accrued expenses - related	289,363	130,092
Notes payable, net of discounts	685,412	1,111,811
Derivative liabilities	738,267	–
Mineral option payment liability	581,205	571,259
Current liabilities of discontinued operations	–	397,805
Total Current Liabilities	3,030,336	2,748,860

Long-Term Debt
Mineral option payment liability	176,156	334,468
Long term liabilities of discontinued operations	–	65,165
Total Liabilities	$3,206,492	$3,148,493

Contingencies and Commitments	–	–

Stockholders' Equity
Preferred stock, $0.00001 par value, authorized 100,000,000 shares
Series A, 3,000,000 authorized and outstanding as of November 30, 2012 and nil at February 29, 2012	30	–
Series B, 7,000,000 authorized, nil issued and outstanding as of November 30, 2012 and February 29, 2012	–	–
Common stock, $0.00001 par value, authorized 50,000,000 shares, 7,228,939 shares issued and outstanding as of November 30, 2012, 4,951,250 shares issued and outstanding as of February 29, 2012	72	50
Additional paid-in capital	18,281,908	17,401,932
Accumulated other comprehensive income (loss)	(49,920)	(48,231)
Accumulated deficit prior to exploration stage	(414,284)	(414,284)
Accumulated deficit during exploration stage	(11,947,800)	(6,554,144)
Treasury stock	(129,200)	–
Total Stockholders' Equity	5,740,806	10,385,323

Total Liabilities and Stockholders' Equity	$8,947,298	$13,533,816

The accompanying notes are an integral part of these condensed consolidated financial statements

FOCUS GOLD CORPORATION

 (An Exploration Stage Company)

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three month period ended November 30,		For the Nine month period ended November 30,		For the period October 1, 2010 (Entry into Exploration Stage) to November 30,
	2012	2011	2012	2011	2012

Revenues	$–	$–	$–	$–	$–

Operating Expenses
Exploration expense	37,827	59,241	59,975	831,008	1,078,574
Mineral property impairment	50,000	–	50,000	–	50,000
General & administrative expenses	564,658	1,065,280	1,702,410	3,109,421	6,239,779

Total Operating Expenses	652,485	1,124,521	1,812,385	3,940,429	7,368,353
Other Income (Expenses)
Interest income	30,704	7,614	30,704	27,348	58,051
Amortization of debt discount	(136,039)	(22,682)	(630,303)	(76,268)	(784,737)
Interest and financial fees	(227,809)	(171,102)	(1,543,852)	(236,732)	(1,997,349)
Change in derivative liabilities	1,067,307	–	1,294,111	–	1,294,111
Gain on extinguishment of debt	–	–	389,325	–	280,666
Loss on settlement	–	–	(111,736)	–	(111,736)
Total Other Income (Expenses)	734,163	(186,170)	(571,751)	(285,652)	(1,260,994)

Net Loss from Continuing Operations	$81,678	$(1,310,691)	$(2,384,136)	$(4,226,081)	$(8,629,347)

Loss from operations of the discontinued entity	(56,749)	(29,433)	(3,430,868)	(29,433)	(3,741,376)
Gain on disposal of the discontinued entity	295,900	–	295,900	–	295,900
Loss from discontinued operations attributable to non-controlling interest	3,350	392	125,448	392	127,023
Loss from Discontinuing Operations attributable to Focus Gold	242,501	(29,041)	(3,009,520)	(29,041)	(3,318,453)

Net Loss Attributable to Focus Gold Stockholders	$324,179	$(1,339,732)	$(5,393,656)	$(4,255,122)	$(11,947,800)

Basic and Diluted Net Loss Per Share, Continuing Operations	$0.01	$(0.42)	$(0.42)	$(1.37)
Basic and Diluted Net Loss Per Share, Discontinued Operations	$0.04	$(0.01)	$(0.53)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	6,910,035	3,117,830	5,674,709	3,075,375

The accompanying notes are an integral part of these condensed consolidated financial statements

FOCUS GOLD CORPORATION

 (An Exploration Stage Company)

Condensed Consolidated  Statements of Cash Flows

(unaudited)

	For the Nine month period ended November 30,		For the period October 1, 2010 (Entry into Exploration State) to November 30,
	2012	2011	2012

Cash Flows From Operating Activities
Net Loss	$(5,393,656)	$(4,255,122)	$(11,947,800)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,229	1,755	3,403
Amortization of debt discount	630,303	76,268	763,081
Non-cash interest and financial fees	1,513,248	4,840	1,978,401
Change in derivative liabilities	(1,294,111)	–	(1,294,111)
Gain on settlement of debt	(389,325)	–	(280,666)
Loss on settlement	111,736	–	111,736
Stock based compensation	–	1,359,150	1,812,200
Mineral property impairment	50,000	–	50,000
Common stock issued for services	47,059	–	471,197
Change in operating assets and liabilities:
Decrease/ (Increase) in taxes and other amounts receivable	113,808	(25,301)	114,614
Decrease in prepaid expenses	777,685	210,453	993,885
Increase in accounts payable and accrued expenses	324,680	574,879	791,028
Increase in accounts payable and accrued expenses - related	129,643	70,971	203,790
Discontinued operations	2,933,929	(1,174)	2,930,540

Net Cash Used in Operating Activities	(443,772)	(1,983,281)	(3,298,702)

Cash Flows From Investing Activities
Pre-acquisition loans to subsidiary	–	(395,347)	(753,815)
Post acquisition loan to subsidiary	–	(24,468)	–
Purchase of equipment	–	(1,268)	(5,065)
Cash acquired in acquisition	–	–	70,048
Mineral option payment liability	(200,000)	(200,000)	(400,000)
Discontinued operations	–	793	79,234

Net Cash Used in Investing Activities	(200,000)	(620,290)	(1,009,598)

Cash Flows From Financing Activities
Proceeds from the sale of common stock	–	1,697,720	2,846,169
Proceeds from notes payable	561,500	570,000	1,131,500
Discontinued operations	(4,331)	29,422	298,852

Net Cash Provided by Financing Activities	557,169	2,297,142	4,276,521

Net Increase (Decrease) in Cash	$(86,603)	$(306,429)	$(31,779)

Foreign currency translation adjustment	85,926	(21,623)	33,995

Cash and Cash Equivalents at Beginning of Period	$2,899	$329,746	$6

Cash and Cash Equivalents at End of Period	$2,222	$1,694	$2,222

Cash paid for
Interest	$–	$–	$–
Income Taxes	$–	$–	$–

The accompanying notes are an integral part of these condensed consolidated financial statements

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three and nine month periods ended November 30, 2012 and 2011

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

On December 31, 2010, the Company acquired 100% ownership of Fairfields Gold S.A. de CV, a Mexican corporation involved in the exploration and expansion of its mineral properties. On October 25, 2011, through its wholly owned subsidiary Focus Celtic Gold Corporation (“Celtic”) the Company completed on the acquisition of 98.65% ownership of Metallum Resources Plc. (“Metallum”), an England &Wales corporation which is involved in the exploration and expansion of its mineral properties. Subsequent to the acquisition, the Company exchanged shares of Celtic for settlement of accounts payable reducing the Company’s equity stake in Celtic to 92.16%. On October 5, 2012, the Company disposed its 92.16% interest in Celtic. The associated assets and liabilities of Celtic and Metallum have been classified as discontinued operations at February 29, 2012. The associated assets and liabilities of Celtic and Metallum Resources Plc. thereafter have been reflected in discontinued operations.

The prior period results of continuing operations of Celtic have been reclassified to profit (loss) from discontinued operations and the prior year amounts have been reclassified to present the Company's operations as discontinued operations in the condensed consolidated statements of operations for all periods presented herein.

The Company has not presently determined whether its properties in Mexico contain mineral reserves that are economically recoverable.

All significant intercompany accounts and transactions are eliminated in consolidation.

2.	Significant accounting policies

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. This condensed summary should be read in conjunction with the disclosure of accounting policies in the Company’s audited financial statements for the year ended February 29, 2012.

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

For the three and nine month periods ended November 30, 2012 and 2011

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

During the nine months ended November 30, 2012, the Company recorded an impairment charge on its Metallum properties and Watabeag & Russell claims (Notes 3 and 5(b)).

(d)	Stock-based compensation

The Company accounts for stock based compensation to employees as required by ASC718: Compensation-Stock Compensation and stock based compensation to nonemployees as required by ASC505-50: Equity-Based Payments to Non-Employees.  Options and warrants are valued using the Black-Scholes pricing model (See Note 7). The offset to the recorded stock based compensation cost is to additional paid-in capital. Consideration received on the exercise of stock options is recorded as share capital and additional paid-in capital and the related additional paid-in capital is transferred to share capital.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three and nine month periods ended November 30, 2012 and 2011

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

In September 2011, the FASB issued ASU No. 2011-08, which updates the guidance in ASC Topic 350, “Intangibles – Goodwill& Other” (ASU-2011-08). The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments in ASU 2011-08 include examples of events and circumstances that an entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, however the examples are not intended to be all-inclusive and an entity my identify other relevant events and circumstances to consider in making the determination. The examples in this ASU 2011-08 supersede the previous examples under ASC Topic 350 of events and circumstances an entity should consider in determining whether it should test for impairment between annual tests, and also supersede the examples of events and circumstances that an entity having a reporting unit with a zero or negative should consider in determining whether to perform the second step of the impairment test. Under the amendments in ASU 2011-08, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit's fair value from a prior year as previously permitted under ASC Topic 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 did not expected to have a material impact on the Company's financial position or results of operations.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three and nine month periods ended November 30, 2012 and 2011

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

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss of $5,393,656 during the nine month period ended November 30, 2012, and has an accumulated deficit of $11,947,800 since entry into the exploration stage. Additionally, the Company is in default of various notes with principal amounts aggregating $765,556. The Company changed its principal business to the development and exploitation of mineral properties in October 2010, but has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three and nine month periods ended November 30, 2012 and 2011

Given the conditions surrounding the trading of the Company’s equity securities, the Company values its derivative instruments related to embedded conversion features and warrants from the issuance of convertible debentures in accordance with the Level 3 guidelines. For the nine months period ended November 30, 2012, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these condensed consolidated financial statements. The fair value of warrants and embedded conversion features that have exercise reset features are estimated using an adjusted Black-Scholes model based on the Company’s estimation of the likelihood of the occurrence of a reset.

	Balance at February 29, 2012	New Issuances	Changes in Fair Values	Balance at November 30, 2012
Level 3 –
Derivative liabilities from:
Conversion features	$–	$1,613,847	$(1,112,041)	$501,806
Warrants	–	418,531	(182,070)	236,461
	$–	$2,032,378	$(1,294,111)	$738,267

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

(a)	Reclassification.

Certain amounts in the balance sheet of February 29, 2012 and statement of operations for the three and nine months ended November 30, 2011 have been reclassified to conform with the current year’s presentation.

All references to common shares of the Company have been adjusted to give effect to the implementation of a 20:1 reverse split of the Company’s authorized and issued common stock which was effected in the subsequent events period on January 14, 2013.

3.	Discontinued Operations

On October 5, 2012 the Company entered an agreement with European Resource Capital Inc. for the sale of the Company’s 24,420,000 shares of common stock of Celtic (92.16% interest), 64,987,982 Metallum options providing the acquirer with the option to acquire an additional 64,987,982 common shares of Metallum for £0.10 per share through December 31, 2012 and amounts receivable from Celtic of approximately $217,031 in exchange for $2,500,000 (Canadian) (approximately $2,553,778 at exchange rates at the date of this transaction). European Resource Capital Inc. issued the Company an eight percent (8%) 5 year $2,500,000 (Canadian) promissory note payable that is secured by the 24,420,000 shares of Celtic common stock.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three and nine month periods ended November 30, 2012 and 2011

A summarized statement of operations for the discontinued operations for the comparable nine month periods ended November 30, 2012 and 2011 is as follows:

	Nine months ended
	November 30,	November 30,
	2012	2011

Revenues	–	–

Exploration expense	82,615	–
Mineral property impairment	2,756,456	–
General and administrative	269,223	29,433
Total operating expenses	3,108,294	(29,433)

Net gain on assets and liabilities written off	(295,898)	–
Amortization of debt discount	303,183	–
Interest and finance cost	19,389	–
Non-controlling interest in operations	(125,448)	(392	)-
Loss from discontinued operations	(3,009,520)	(29,041)

Assets classified as Assets from Discontinued Operations:

	November 30,	February 29,
	2012	2012

Assets
Cash and cash equivalents	–	82,537
Prepaid expenses	–	52,562
Taxes receivable	–	275
Total current assets classified as discontinued operations		135,374

Equipment	–	9,486
Mineral property expenses	–	6,142,039
Total long term assets classified as discontinued operations	–	6,151,525

Liability classified as Liabilities from Discontinued Operations:

	November 30,	February 29,
	2012	2012

Liabilities
Accounts payable and accrued expenses	–	219,735
Accounts payable and accrued expenses - related	–	156,414
Notes payable, net of discounts		21,656
Total current liabilities classified as from discontinued operations		397,805

Comprehensive income (loss)		(3,879)
Non-controlling interest		69,044
Total long term liabilities classified as discontinued operations	–	65,165

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three and nine month periods ended November 30, 2012 and 2011

4.	Disposition of Interest in Subsidiary

On August 24, 2012, the Company settled the amount of $70,629 of amounts payable to a former director of the Company in exchange for 280,000 common shares of the Company subsidiary Celtic. The Company recognized a gain of $44,041 on this transaction and a mineral property impairment of $33,220. The 280,000 shares of common stock transferred in this settlement represent 1.06% of the issued and outstanding shares of common stock of Celtic.

Effective July 1, 2012, the Company settled the amount of $47,303 of amounts payable to the former CEO of the Company in exchange for 440,000 common shares of the Company’s subsidiary Celtic. Additionally the former CEO surrendered 170,000 shares of the Company’s common stock with a fair value of $129,200 in exchange for 1,360,000 shares of Celtic common stock. The Company recognized a loss of $155,776 on the disposition of the 1,800,000 common shares of Celtic’s common stock transferred by the Company in this transaction and a mineral property impairment of $52,203. The 1,800,000 shares of common stock transferred in this settlement represent 6.79% of the issued and outstanding shares of common stock of Celtic.

As at October 5, 2012, the Company owned a 92.16% interest in Celtic before the sale described in Note 3- discontinued operations.

5.	Mineral property rights

The continuity of expenditures on mineral property acquisitions is as follows:

Mineral property	February 29, 2012	Additions	Disposals and Impairments	November 30, 2012
Canada Watabeag, Russell Creek,	$50,000	$–	$(50,000)	$–
Mexico
Huicicila	6,086,002	–	–	6,086,002
United Kingdom & Ireland
Metallum Claims	6,142,038	–	(6,142,038)	–
	$12,278,040	$–	$(6,192,038)	$6,086,002

There are no proven reserves on any of the claims or leases which the Company has under option or has an ownership interest in. The Company has interests in the following properties:

(a)	Huicicila Claims - Mexico

On November 10, 2010, the Company signed a definitive agreement to acquire Fairfields Gold S.A. de CV. Fairfields owns an option to acquire 100% of the Huicicila gold claims in Nayarit Mexico (see Note 9(b)). The Huicicila claims contain a high grade gold-silver mesothermal vein. The property is located 25 kilometers southeast of Tepic and 10 kilometers northwest of Compostela in the State of Nayarit. The Project is covered by five mining claims with a surface of 1012 hectares.

Since the acquisition at December 31, 2010, the Company through its subsidiary Fairfields has conducted an exploration program to determine the extent of prior workings and mineralization on the property.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three and nine month periods ended November 30, 2012 and 2011

(b)	Watabeag & Russell Creek Claims – Ontario, Canada (terminated November 27, 2012)

On October 1, 2010 the Company and Victoria Gold Corp. entered into an option agreement covering 16 gold mining claims in the Province of Ontario.  Under the option agreement, the Company has the right to acquire Victoria Gold Corp.’s ownership interest in eight (8) mining claims located in Currie Township, Timmins Mining District, Ontario known as the Watabeag property and eight (8) mining claims located in Bowman Township, Timmins Mining District, Ontario known as the Russell Creek property.

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

On November 27, 2012, the Company reached agreement with Victoria Gold Corp. to terminate the option agreement without liability or obligation by the Company. The Company has accordingly expensed the $50,000 carrying value of the Watabeag & Russell to impairment of mineral properties in the condensed consolidated statement of operations for the three and nine month periods ended November 30, 2012.

As at November 27, 2012, the Company had not commenced exploration activities on these properties.

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

During the year ended February 28, 2011, the Company, through its wholly-owned subsidiary Fairfields, staked and applied for additional mineral claims for property contiguous with its Huicicila and San Nicholas and Santa Fe Claims The properties have a surface area of 18,289.05 hectares for the Focus 1 claims, 10,850 hectares for the Focus 2 claims and 2,367.78 hectares for the Focus 3 claims. The Company has conducted limited geological work on these claims.

(e)	Metallum properties - United Kingdom and Ireland (disposed of October 5, 2012)

The Company has disposed of the Metallum properties as at October 5, 2012 with its sale of its 92.16% interest in Celtic (see Note 3, “Discontinued Operations”). Includes thirty one exploration licenses in Northern Ireland, Scotland and Ireland covering in excess of 388,000 hectares owned by Metallum, Celtic’s 98.65% owned subsidiary. The licenses cover areas of known mineral occurrences and geochemical anomalies in terrain that is geologically prospective for a number of deposit types for a variety of metals.

During the quarter ended August 31, 2012, certain of the licenses held by Metallum had expired and management has determined that there is a material doubt about the renewal or re-acquisition of such licenses and were written down to their fair value of $3,300,159, resulting in an impairment charge of $2,841,879 which was included in the loss from operations of the discontinued entity for the period. As at February 29, 2012 the carrying value of the Metallum properties of $6,142,038 was included in assets in discontinued operations on the balance sheet. In the quarter ended November 30, 2012 the Metallum properties have been removed from the Company’s mineral property rights on the balance sheet with the sale of Celtic.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three and nine month periods ended November 30, 2012 and 2011

6.	Note Receivable

On October 5, 2012 the Company entered a sales agreement with European Resource Capital Inc. for the sale of the Company’s 24,420,000 shares of common stock of Celtic (92.16% interest), 64,987,982 Metallum options providing the acquirer with the option to acquire an additional 64,987,982 common shares of Metallum for £0.10 per share through December 31, 2012 and amounts receivable from Celtic of $217,031 in exchange for payment of $2,500,000 (Canadian) ($2,553,887 at exchange rates at the date of this transaction and November 30, 2012 $2,516,103). European Resource Capital Inc. issued the Company an eight percent (8%) 5 year $2,500,000 (Canadian) promissory note payable that is secured by the 24,420,000 shares of Celtic common stock. The sales agreement acknowledges that JMJ Financial has an unperfected lien against 25% of the purchased shares. Where the Company is unsuccessful in removing JMJ Financials’ unperfected lien, European Resource Capital may settle such lien and reduce the $2,500,000 (Canadian) promissory note by 35% of its present value.

7.	Notes payable

In July 2011, the Company entered into a Demand Promissory Note (the “Note”) with a private investor as the lender with the principal amount of $200,000. The Note is payable on demand by the lender after August 30, 2011 and accrues interest at the rate of 2% per month calculated and compounded monthly until maturity. A commitment, arrangement and placement fee of $59,000 is payable at maturity. The commitment, arrangement and placement fee of $59,000 was initially recorded as a discount to the Note. The Note has a provision that if not repaid upon demand within 3 days, the lender may elect to receive as full repayment for the loan in restricted common stock of the Company at the rate of five times the principal divided by the 10 day average closing price of the Company’s common stock prior to the date of demand. On March 1, 2012, the Company finalized a settlement agreement with the lender for an amount of $400,000 as full and complete satisfaction of principal, interest, commitment arrangement, placement fees and any other right of the lender under the Note. On March 29, 2012, the Company reached a settlement agreement on its Note, to settle the amount owing at $400,000. The Note was further amended to remove any provisions that allowed for payment of the loan through penalty shares which was replaced with a convertible feature. Under the amendments the Note now bears interest, at the election of the holder at 1%, per month compounded monthly, matures October 1, 2012, and is convertible at any time into shares of the Company’s common stock, at the holder’s option, at a conversion price, equal to 80% of the average of the three lowest trade prices for the Company’s common stock during the 20 trading days prior to the conversion. The holder has agreed to restrict their ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s common stock. No interest or principal payments are required until the maturity date. Principal and interest may be prepaid prior to maturity. The number of shares reserved for issue under the Note is 300,000 shares of the Company’s common stock. The Company determined that the resulting modifications of the Note was not substantial in accordance with ASC 470-50, “Modifications and Extinguishments”, thus modification accounting was applied. The Note has been determined to have a derivative liability related to its conversion feature with a fair value of $457,552 at March 29, 2012. The fair value of the derivative liability was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 0.51 years; volatility of 91.7%; no dividend yield; and a risk free interest rate of 0.14%. The fair value of the derivative liability was recorded as a discount to the debt of $400,000 and $57,552 of interest and financing fees. The discount has been fully amortized to amortization of debt discount over the term of the Note and its conversion to shares of common stock. The unamortized discount and the fair value of the derivative liability at November 30, 2012 was $nil. On November 14, 2012 the Company completed payment of the principal amount of the Note through the conversion of the Note to an aggregate of 1,381,426 shares of the Company’s common stock.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three and nine month periods ended November 30, 2012 and 2011

In September 2011, the Company entered into two Demand Promissory Notes (the “Notes”) in the aggregate amount of $270,000. The Notes are due upon demand after November 14, 2011 ($200,000, the “September 14, 2011 Note”) and November 19, 2011 ($70,000, the “September 19, 2011 Note”) and immediately, upon demand, where the Company is in default or non-compliance under the respective note or default or non-compliance with other parties customarily including but not limited to, insolvency, bankruptcy or judgements against the Company. The Notes bear interest at the rate of 2% per month calculated and compounded monthly and a commitment arrangement and placement fee of $67,500 per month (less interest). The Notes requires that the first use of any financing provided to the Company of greater than $200,000 be first used to retire the September 19 Note in whole or in part and greater than $305,000 in the case of the September 14 Note. On June 14 and 19, 2012 the Company entered into a Promissory Note Amending Agreement with the holders of the Notes where by the note holders have agreed to extend the maturity of the September 14, 2011 Note to September 14, 2012 and the September 19, 2011 Note to September 19, 2012 and to settle outstanding commitment, arrangement and placement fees of $554,825 in exchange for 200,000 shares of the Company’s common stock, and eliminate any future commitment, arrangement and placement fees under these promissory notes. On September 14, 2012 and September 19, 2012 the Notes with a principal amount of $270,000 matured without payment and are in default. Under the terms of the Notes as modified, in the event of non-payment by the Company at maturity, the interest rate on the Notes increases to 5% per month and the Company is required to issue 57,500 and 20,000 shares of the Company’s common stock respectively in advance for each month of non-payment of the Notes. The fair value of these penalty shares is included in the note principal at November 30, 2012.

On October 25, 2011, the Company issued a 6% convertible redeemable secured note (the “6% Note”) for a principal amount of $100,000. The 6% Note is due and payable October 25, 2012 and accrues interest on the outstanding principal balance at the rate of 6% per annum. The 6% Note is convertible at any time after April 25, 2012, into shares of the Company's common stock at a conversion price that is equal to 70% of the lowest closing bid price of the Company’s common stock as reported on the National Quotations Bureau Pink Sheets on which the Company’s shares are traded, for any of the five trading days including the day upon which a Notice of Conversion is received by the Company. The exercise price may be adjusted to a lower amount where within the three business days after the exercise the closing bid for the Company’s common stock is 5% lower than the price set out in the notice. At any time, the Company has the option to redeem the 6% Note and pay to the note holder 150% of the unpaid principal amount of the 6% Note, in full. As part of the loan, the Company issued to the note holder 333,333 transferable warrants to purchase one common share per warrant at $0.15 per share for a period of three years. The fair value of the 333,333 warrants was $96,372. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 3.0 years; volatility of 126.9%; no dividend yield; and a risk free interest rate of 0.43%. The relative fair value of the warrants was $49,076 and was recorded as a discount to the debt. The unamortized discount at November 30, 2012 was $nil. The 6% Note and accrued interest of $3,914 were fully paid by August 15, 2012 through the conversion of the 6% Note to an aggregate of 268,763 shares of the Company’s common stock.

On February 17, 2012, Celtic entered into a convertible debenture agreement (“Convertible Debenture”) for an amount of $300,000 (Canadian, US$303,183). The Convertible Debenture has a term of 6 months or the earlier of Celtic’s RTO on the Toronto Stock Exchange. The Convertible Debenture is secured against the accounts of Celtic, including its accounts, chattel paper, books and records, equipment, instruments, intangibles, inventory, money, proceeds, securities and undertakings and is guaranteed by Celtic and its subsidiaries. The interest rate is 10% accrued daily, compound annually and paid at maturity date. The holder has the right to convert the principal amount outstanding into the common shares of Celtic at the conversion price which is the lower of $0.20 per common share or 25% below the RTO price. As part of the loan, the Company issued to the lender 1,000,000 common share purchase warrants with an exercise price per share equal to the lower of $0.30 (Canadian) and the RTO price for a period of two years and 333,333 common share purchase warrants with an exercise price per common share equal to $0.45 (Canadian) for a period of two years. The relative fair value of the 1,333,333 warrants and the debt at February 17, 2012 was determined to be $120,246 and $182,937 respectively. The fair value of each warrant issued was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 2.33 years; volatility of 90.7%; no dividend yield; and a risk free interest rate of 1.12%. The aggregate relative fair value of the debt and warrant of $303,183 has been amortized to amortization of debt discount over the life of the Convertible Debenture. The Convertible Debenture matured August 17, 2012 without payment to the note holder. The Convertible Debenture is reflected in Liabilities from Discontinued Operations on the balance sheet at February 29, 2012. As at November 30, 2012 the Convertible Debenture has been removed as a liability with the disposition of the Company’s interest in Celtic (see Note 3, Discontinued Operations).

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three and nine month periods ended November 30, 2012 and 2011

On March 22, 2012 the Company issued a Convertible Promissory Note to JMJ Financial (“JMJ”) in aggregate principal amount of $2,110,000 (the “JMJ Note”) advanced over time. In consideration for issuing of the JMJ Note and the 2,500,000 warrants, JMJ provided the initial funding of $275,000 (total of $356,000 through November 30, 2012). The JMJ Note bears interest at 10%, matures three years from the date of issuance, is secured by 25% of the company’s investment property and ownership or other equity interests the Company holds in Focus Celtic Gold Corporation, its wholly owned subsidiary, and is convertible into shares of the Company’s common stock, at JMJ’s option, at a conversion price, equal to 80% of the average of the three lowest trade prices for the Company’s common stock during the 20 trading days prior to the conversion. The Note was issued with a 10% original issue discount. The original issue discount of $39,556 is being accreted to amortization of debt discount over the remaining term of the note. JMJ has agreed to restrict their ability to convert the JMJ Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s common stock. No interest or principal payments are required until the maturity date. The Note may be prepaid at any time prior to Maturity Date at 150%. The 125,000 warrants issued to JMJ entitle JMJ to purchase up to 125,000 shares of the Company’s common stock at $4.00 per share, subject to adjustment maintain an aggregate exercise price of $500,000. The 125,000 common share purchase warrants may in certain circumstances be exercised in whole or part in a cashless exercise equal to the difference between the VWAP on the trading day immediately preceding the date on which the holder elects to exercise the warrant and the exercise price of the warrant times the number of warrants so being exercised. The warrant exercise price may be adjusted to a lesser amount than $4.00 where at any time while the warrant is outstanding and the Company sells or grants an option to purchase or sell or grant any right to re-price, or issue and share of common stock or security convertible into the Company’s common stock at an effective price less than the $4.00 exercise price, the exercise price shall be reduced to that lesser amount. The warrant is non-transferrable. The Company has determined that the warrants and the convertible feature of the JMJ Note are derivative liabilities with fair values of $418,531 and $804,777 respectively at March 22, 2012. The fair value of the derivative liability was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 3.0 years; volatility of 102.6%; no dividend yield; and a risk free interest rate of 0.56%. The fair value of the derivative liability was recorded as a discount to the debt of $337,692 and $948,308 of interest and financing fees. The discount is being amortized to amortization of debt discount over the term of the JMJ Note. The unamortized discount at November 30, 2012 was $260,502. At November 30, the fair value of the derivative liability on the warrants and conversion feature was determined to be $236,461 and $292,205 respectively. The fair value of the derivative liability at November 30, 2012 was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 2.3 years; volatility of 91.27%; no dividend yield; and a risk free interest rate of 0.25%. The Company tests the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. On June 13, 2012 with the Company’s failure to file its Form 10-K for the year ended February 29, 2012, the Company entered into technical default on the JMJ Note.

On July 23, 2012 the Company issued a 6% Redeemable Convertible Note (the “GEL Note”) to GEL Properties LLC. (“GEL”) in the amount of $100,000. The Company received net proceeds of $ 94,485. The GEL Note is due and payable July 23, 2013 and accrues interest on the outstanding principal balance at the rate of 6% per annum. The GEL Note is convertible at any time after January 23, 2013, into shares of the Company's common stock at a conversion price that is equal to 70% of the lowest closing bid price of the Company’s common stock as reported on the National Quotations Bureau Pink Sheets on which the Company’s shares are traded, for any of the five trading days including the day upon which a notice of conversion is received by the Company. At any time, the Company has the option to redeem the GEL Note and pay to the holder, 150% of the unpaid principal amount of the GEL Note, in full. As part of the loan, the Company issued to the note holder 71,429 transferable warrants to purchase one common share per warrant at $1.40 per share for a period of three years. The fair value of the 71,429 warrants was $25,738. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 3.0 years; volatility of 91.32%; no dividend yield; and a risk free interest rate of 0.34%. The relative fair value of the warrants was $20,470 and was recorded as a discount to the debt. The unamortized discount at November 30, 2012 was $13,179. The GEL Note has been determined to have a derivative liability related to its conversion feature with a fair value of $104,954 at July 23, 2012. The fair value of the derivative liability was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 1 year; volatility of 84.96%; no dividend yield; and a risk free interest rate of 0.14%. The fair value of the derivative liability was recorded as a discount to the debt of $77,530 and $25,424 of interest and financing fees. The discount is being amortized to amortization of debt discount over the term of the note. The unamortized discount and the fair value of the derivative liability at November 30, 2012 was $51,695 and $77,968 respectively.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three and nine month periods ended November 30, 2012 and 2011

On July 19, 2012 the Company’s subsidiary Celtic, issued a convertible debenture (the “Debenture”) to RYM Capital Corp (“RYM”) in the amount of $50,000 Canadian dollars. The Debenture earns compound interest accruing annually at 10% per annum and is due the earlier of (i) 6 months from the date of the Debenture; or (ii) the business day immediately preceding the closing of the reverse take-over between the Company’s subsidiary Celtic, and Pacific Orient Capital, Inc. The Debenture is secured against the accounts of Celtic, including its accounts, chattel paper, books and records, equipment, instruments, intangibles, inventory, money, proceeds, securities and undertakings and is guaranteed by Celtic and its subsidiaries. RYM has the right to convert the principal amount outstanding into the common shares of Celtic at the conversion price which is the lower of $0.20 (Canadian) per common share or 25% below the RTO price. As part of the loan, the Company issued to the lender 222,222 common share purchase warrants with an exercise price per share equal to the lower of $0.30 (Canadian) and the RTO price for a period of two years. The fair value of the 222,222 warrants and the debt at July 19, 2012 was determined to be $40,809 and $30,050 respectively. The fair value of each warrant issued was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 2.45 years; volatility of 89.11%; no dividend yield; and a risk free interest rate of 0.31%. The relative fair value of the debt and warrants at July 19, 2012 of $50,531 was recorded as a discount to the debt. The unamortized discount at October 5, 2012 was $28,875. The Debenture is reflected in liabilities from discontinued operations on the balance sheet at February 29, 2012. As at November 30, 2012 the Debenture has been removed as a liability with the disposition of the Company’s interest in Celtic (see Note 3, Discontinued Operations).

On September 5, 2012, the Company issued an 8% convertible promissory note (the “8% Note”) to Asher Enterprises, Inc. for a principal amount of $68,000. The Company received net proceeds of $61,600. The 8% Note is due and payable June 7, 2013 and accrues interest on the outstanding principal balance at the rate of 8% per annum. Any time after 180 days following the date of this note, the 8% Note is convertible into shares of the Company's common stock at a conversion price that is equal to 58% of the average of the lowest three trading prices during the ten trading days preceding the date of conversion. The exercise price may be adjusted to a lower amount where the Company grants or sells shares or options or other convertible securities at a price that is lower than the then in effect conversion price. At any time up and until 180 days from the date of the 8% Note, the Company has the option to redeem the 8% Note for payment to the note holder of ranging from 115% to 140% of the unpaid principal amount of the 8% Note, in full. In event of default, the Company is required to pay the note holder the greater of (i) 150% of the principal as well as interest and other amounts payable to the note holder or (ii) parity value of the common shares that would be issuable upon conversion multiplied by the highest closing price for the common stock during the period beginning on the date of the first occurrence of the default and ending one day prior to the mandatory payment date. In the event of default interest on the 8% Note accrues at 22% per annum. The 8% Note is secured with 170,000 of the Company’s common shares held in treasury. The 8% Note has been determined to have a derivative liability related to its conversion feature with a fair value of $119,619 at September 5, 2012. The fair value of the derivative liability was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 0.75 years; volatility of 82.48%; no dividend yield; and a risk free interest rate of 0.18%. The fair value of the derivative liability was recorded as a discount to the debt of $68,000 and $51,619 of interest and financing fees. The discount is being amortized to amortization of debt discount over the term of the note. The unamortized discount and the fair value of the derivative liability at November 30, 2012 was $49,435 and $64,383 respectively.

On October 5, 2012, the Company issued an 8% convertible promissory note (the “October 5 Note”) to Asher Enterprises, Inc. for a principal amount of $37,500.The Company received net proceeds of $33,125. The October 5 Note is due and payable July 17, 2013 and accrues interest on the outstanding principal balance at the rate of 8% per annum. Any time after 180 days following the date of this note, the 8% Note is convertible into shares of the Company's common stock at a conversion price that is equal to 58% of the average of the lowest three trading prices during the ten trading days preceding the date of conversion. The exercise price may be adjusted to a lower amount where the Company grants or sells shares or options or other convertible securities at a price that is lower than the then in effect conversion price. At any time up and until 180 days from the date of the October 5 Note, the Company has the option to redeem the October 5 Note for payment to the note holder of ranging from 115% to 140% of the unpaid principal amount of the October 5 Note, in full. In event of default, the Company is required to pay the note holder the greater of (i) 150% of the principal as well as interest and other amounts payable to the note holder or (ii) parity value of the common shares that would be issuable upon conversion multiplied by the highest closing price for the common stock during the period beginning on the date of the first occurrence of the default and ending one day prior to the mandatory payment date. In the event of default interest on the October 5 Note accrues at 22% per annum. The October 5 Note has been determined to have a derivative liability related to its conversion feature with a fair value of $34,105 at October 5, 2012. The fair value of the derivative liability was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 0.75 years; volatility of 82.54%; no dividend yield; and a risk free interest rate of 0.13%. The fair value of the derivative liability was recorded as a discount to the debt of $34,105 and no interest and financing fees. The discount has been fully amortized to amortization of debt discount over the term of the. The unamortized discount and the fair value of the derivative liability at November 30, 2012 was $27,429 and $37,102 respectively.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three and nine month periods ended November 30, 2012 and 2011

On November 30, 2012, the Company entered into a 6% convertible promissory note with Circadian Group in the amount of $54,325 (Canadian) in settlement of amounts payable due Circadian Group (the “Circadian Note”). The Circadian Note matures on May 31, 2013 and has a redemption premium of 110% of the principal amount including 6% interest payable on the principal amount. The holder of the Circadian Note may convert the principal amount and interest to shares of the Company’s common stock at any time at a conversion price equal to a 20% discount to the lowest closing price during the five trading days immediately prior to conversion notice, as reported by nasdaq.com. The Company has determined that the convertible feature of the Circadian Note is a derivative liability with fair value of $30,148 at November 30, 2012. The fair value of the derivative liability was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 0.5 years; volatility of 79.84%; no dividend yield; and a risk free interest rate of 0.13%. The fair value of the derivative liability was recorded as a discount to the debt of $30,148 and will be amortized to amortization of debt discount over the term of the Circadian Note. The redemption premium of $5,435 (Canadian) will be being amortized to amortization of debt discount over the life of the Circadian Note.

8.	Share capital

(a)	Authorized capital

The Company is authorized to issue:

100,000,000 shares of Preferred stock, $0.00001 par value

50,000,000 shares of Common stock, $0.00001 par value

On November 29, 2012 a vote by stockholders holding shares of the Company’s voting stock approved the amendment of the Company’s articles of incorporation to increase the authorized number of shares of stock from 350,000,000 to 1,100,000,000. Effective the January 14, 2013, the Company reduced its authorized common stock and its issued and outstanding common stock on a 20:1 reverse split, reducing the authorized number of shares of common stock from 1,000,000,000 to 50,000,000. All per share amounts in these condensed consolidated financial statements and Notes thereto have been adjusted to reflect the 20:1 reverse split to the Company’s common stock.

On October 19, 2012, the board of directors approved the designation of the Company’s Series A Preferred Stock consisting of 3,000,000 shares and Series B Non-Voting 6% Convertible Preferred Stock consisting of 7,000,000 shares.

Series A Preferred Stock:

Consists of Three Million (3,000,000) shares of $.00001 par value. The Series A Preferred rank senior to the common stock and all other shares of preferred stock that may be later authorized. Each outstanding share of Series A Preferred Stock shall have two hundred fifty (250) votes on all matters submitted to the stockholders of the Company and shall vote with the common stock on all matters. The shares of Series A Preferred shall (i) not have any liquidation preference; (ii) not accrue, earn, or participate in any dividends; and (iii) shall be subject to redemption by the Corporation at a price of two cents ($.02) per share.

In addition to any other rights provided by law, the Company shall not, without first obtaining the affirmative vote or written consent of the holders of sixty percent (60%) of the outstanding shares of Series A Preferred, do any of the following:

•	take any action which would either alter, change or affect the rights, preferences, privileges or restrictions of the Series A Preferred or increase the number of shares of such series authorized hereby or designate any other series of Preferred Stock;
•	increase the size of any equity incentive plan(s) or arrangements;
•	make fundamental changes to the business of the Company;
•	make any changes to the terms of the Series A Preferred or to the Company’s Articles of Incorporation or Bylaws, including by designation of any stock;
•	create any new class of shares having preferences over or being on a parity with the Series A Preferred as to dividends or assets, unless the purpose of creation of such class is, and the proceeds to be derived from the sale and issuance thereof are to be used for, the retirement of all Series A Preferred then outstanding;
•	make any change in the number of authorized directors, currently five (5); or
•	repurchase any of the Company's common stock;

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three and nine month periods ended November 30, 2012 and 2011

Any shares of Series A Preferred acquired by the Company by reason of redemption shall be returned to the status of undesignated and unissued shares of preferred stock of the Company.

Series B Non-Voting 6% Convertible Preferred Stock.

Consists of Seven Million (7,000,000) shares of $0.00001 par value and a stated value of $100 per share. The Series B Non-Voting 6% Convertible Preferred Stock is non-voting.

Conversion rights: Each share of Series B Non-Voting 6% Convertible Preferred Stock is convertible at any time at the election of the holder into that number of shares of the Company's common stock determined by dividing the stated value of such shares of preferred stock into the conversion price. The conversion price is defined as twenty percent (20%) of the lowest closing bid price of the Company's common stock during five (5) trading days immediately preceding a conversion date.

Dividend rights: Holders share be entitled to receive cumulative dividends at a rate per share of 6% per annum, payable in arrears on June 30 and December 31 and on each conversion date in cash or at the Company's irrevocable option, shares of the Company's common stock. The number of shares issuable is defined as 50% of the previous ten (10) day variable weighted average price of the Company's common stock, with certain limitations. Dividends on the Series B Non-Voting 6% Convertible Preferred Stock shall accrue daily commencing on the original issuance date and shall be deemed to accrue from such date whether or not earned or declared and whether or not there are profits, surplus or other funds of the Company legally available for the payment of dividends.

Liquidation rights: Upon any liquidation, dissolution or winding up of the Company, the holders shall be entitled to receive out of the assets an amount equal to the stated value, plus any accrued and unpaid dividends before payment is made to the holders of junior securities such as common stock or all other common stock equivalents of the Company other than those securities which are explicitly senior or pari passu to Series B Non-Voting 6% Convertible Preferred Stock.

(b)   Share issuances, returns and cancellations during the nine month periods ended November 30, 2012 and 2011:

During the nine month period ended November 30, 2012, the Company issued 1,822,689 shares of its common stock for the exercise of conversions under the Company’s convertible securities in the amount of $522,469, 250,000 shares of common stock for settlement of $40,000 of fees, 5,000 shares of common stock in settlement of a loan facility and 2,000 of its common stock as settlement for $554,826 of accrued fees on the Company’s September 14 and 19, 2012 promissory notes.

The Company issued 1,000,000 shares of Series A Preferred Stock to each of the Company’s three directors (total 3,000,000 shares) at fair value of $0.02 per share. Each share of Series A Preferred Stock has two hundred fifty (250) votes on all matters submitted to the stockholders of the Company and votes with the Company’s common stock on all matters.

During the nine month period ended November 30, 2011, the Company received and approved subscriptions for 220,538 units at $8.00 per unit for gross proceeds of $1,764,300 less cash issue costs of $66,580 by way of private placement. Each unit consisted of one common share and one-half non-transferable share purchase warrant that entitled the holder to purchase one additional common share at $10.00 per share for a period of one year.

The net proceeds of the financing of $1,679,720 was allocated on a relative fair value basis as $1,444,653 to common shares and $235,067 to warrants. The fair value of each warrant issued was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 1.0 to 1.25 years; volatility of 84 - 88%; no dividend yield; and a risk free interest rate of 0.18 – 0.23%. In connection with this private placement, the Company's agents received a selling commission of $66,580 of the proceeds of the units sold and 8,323 warrants to purchase an additional share of the Company’s stock for a period of one to three years at $8.00 per share. The fair value of the 8,323 warrants was $41,002. The fair value of each warrant issued was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 1.0 and 3.25 years; volatility of 84% and 144% respectively; no dividend yield; and a risk free interest rate of 0.25% and 0.71% respectively.

(c)	Treasury stock

Pursuant to an agreement dated August 24, 2012 with a former director of the Company, the Company acquired 170,000 shares of its common stock at an aggregate purchase price of $129,200. The acquired 170,000 shares of the Company’s common stock have been recorded as treasury stock using the cost method.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three and nine month periods ended November 30, 2012 and 2011

(d)	Stock options

The Company has an incentive share option plan (the "Plan") that it adopted February 7, 2011, that allows it to grant incentive stock options to its officers, directors, employees and other persons associated with the Company. The Plan is intended to advance the best interests of the Company by providing those persons who have a substantial responsibility for its management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. Further, the availability and offering of stock options and common stock under the Plan supports and increases the Company's ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability of the Company depends. The board of directors reserved 500,000 shares of common stock for issuance under the Plan. As of the fiscal year end, February 29, 2011, the board of directors had granted options to purchase 320,000 shares of common stock at $10 per share to 7 persons. Through the nine month period ended November 30, 2012 and 2011, no further grants of options have been made under this plan.

Expiry date	Exercise price per share	Balance February 29, 2012	Granted	Forfeited	Expired/ Cancelled	Balance November 30, 2012

February 24, 2016	$10.00	320,000	–	–	–	320,000

		320,000	–	–	–	320,000

All 320,000 stock options granted and were exercisable at November 30, 2012.

As the Company does not have historical experience to estimate the expected life of options, the Company used the project development life of its Huicicila concession as its estimate. The $5.60 fair value of each stock option grant in the year ended February 28, 2011 was calculated using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of 2.5 years; volatility of 141%; no dividend yield; and a risk free interest rate of 0.95%.  In the nine month period ended November 30, 2012 the Company recorded aggregate stock-based compensation expense of $nil (2011 - $1,359,150) for options based on a twelve month service period from January 1, 2011.

(e)	2012 Stock & Stock Option Compensation Plan

On October 15, 2012 the Company adopted an incentive share option plan referred to as the 2012 Stock & Stock Option Compensation Plan (the "2012 Plan"), for employees, directors and other persons associated with the Company, and is intended to advance the best interests of the Company by providing those persons who have a substantial responsibility for its management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. The board of directors or a committee of the board of directors are responsible for administration of the 2012 Plan and have full power to grant stock options and common stock, construe and interpret the 2012 Plan, establish rules and regulations and perform all other acts, including the delegation of administrative responsibilities, it believes reasonable and proper. The Committee may cancel any stock options awarded under the 2012 Plan if an optionee conducts himself in a manner which the Committee determines to be inimical to the best interest of the Company.

The board of directors reserved 2,500,000 shares of common stock for issuance under the 2012 Plan. As of November 30, 2012, the board of directors had granted 250,000 shares of common stock to one consultant under the 2012 Plan.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three and nine month periods ended November 30, 2012 and 2011

(f)	Share purchase warrants

The continuity of share purchase warrants is as follows:

Expiry date	Exercise price per share	Balance February 29, 2012	Issued	Exercised	Expired	Balance November 30, 2012

Class A
March 1, 2012	$8.00	3,323	–	–	3,323	–
December 19, 2012	$3.00	6,667	–	–	–	6,667
June 12, 2014	$8.00	5,000	–	–	–	5,000
October 14, 2016	$10.00	7,500	–	–	–	7,500

Class B
April 24, 2012	$10.00	5,921	–	–	5,921	–
April 24, 2012	$10.00	72,331	–	–	72,331	–
May 24, 2012	$10.00	3,813	–	–	3,813	–
July 20, 2012	$10.00	34,125	–	–	34,125	–
December 15, 2013	$5.00	33,333	–	–	–	33,333

Promissory Note Warrants
October 25, 2014	$3.00	33,333	–	–	–	33,333
March 22, 2015	$4.00	–	125,000	–	–	125,000
July 23, 2015	$1.40	–	71,429	–	–	71,429
Total Warrants Outstanding		205,345	196,429	–	119,512	282,262

Weighted average exercise price		$7.80	$1.80	$–	$–	$1.80
Average remaining contractual term (years)						2.19

The Company has issued the following classes of warrants as set out below:

Class A warrant	Are non-transferrable, exercisable for cash and have no acceleration of the expiry date.

Class B warrant	Are transferrable, each warrant entitles the holder to purchase one additional common share at the exercise price per share set out in the table above, subject to acceleration provisions and with a cashless exercise provision based upon the 20 day volume weighted average price per share at closing day (VWAP) the day prior to exercise. Holders of warrants electing cashless exercise will receive that number of shares equal to the 20 day VWAP minus the exercise price divided by the 20 day VWAP minus the exercise price divided by the 20 day VWAP multiplied by the number of warrants exercised.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three and nine month periods ended November 30, 2012 and 2011

Promissory Note

Warrants

October 24, 2014 & July 19, 2015	Are transferrable and entitles the holder to purchase one additional common share for a period of three years. In lieu of the cash payment the holder has the right to convert this warrant in whole or in part without payment of any kind into that number of shares of common stock of the Company equal to the quotient obtained by dividing the aggregate of the closing price of the Company’s common stock on the day immediately preceding the conversion less the aggregate purchase price of the shares being exercised divided by the closing price of the Company’s common stock on the day immediately preceding the conversion.

March 22, 2012	Transferable with the approval of the Company. At any time after September 22, 2012, in lieu of the cash payment the holder has the right to convert this warrant in whole or in part without payment of any kind into that number of shares of common stock of the Company equal to the quotient obtained by dividing the aggregate of the VWAP price of the Company’s common stock on the day immediately preceding the conversion less the aggregate purchase price of the shares being exercised divided by the VWAP of the Company’s common stock on the day immediately preceding the conversion. The March 22, 2015 warrants provide the warrant holder with down round protection where the Company issues any shares or grants and warrant or convertible security or re-prices a security at less than the effective exercise price of the March 22, 2015 warrant at that time, then the effective exercise price shall be lowered to such lesser amount. As at November 30, 2012, the Company has estimated the re-priced warrant from 125,000 common shares at $4.00 per share to 4,643,388 common shares at $0.1076 per share.

During the nine month period ended November 30, 2012, the Company approved unit subscriptions and warrant commissions for an aggregate of nil (2011- 8,332) Class A warrants and nil (2011 – 110,269) Class B warrants as part of a private placement of units.  In addition the Company approved an additional 1964,429 (2011 – 333,333) warrants as part of promissory note financing (see Note 7).

(g) Class A Options

The continuity of Class Options is as follows:

Expiry date	Exercise price per share	Balance February 29, 2012	Issued	Exercised	Expired	Balance November 30 , 2012

December 31, 2012	$9.80	1,056,055	–	–	–	1,056,055

Total Class A Options Outstanding		1,056,055	–	–	–	1,056,055

Weighted average exercise price		$9.80	$–	$–	$–	$9.80
Average remaining contractual term (years)						0.08

Each Class A Option entitles the holder to purchase one additional common share at $9.80 per share through December 31, 2012. Holders of Class A Options may elect to exercise Class A Options by means of common cashless exercise provision based upon the 20 day volume weighted average price (VWAP) prior to exercise. Holders of Class A Options electing cashless exercise will receive that number of shares equal to (the 20 day VWAP minus $9.80) divided by the 20 day VWAP multiplied by the number of Options held.

During the year ended February 29, 2012, the Company approved the issuance of 1,056,055 Class A Options in exchange for 64,987,982 Metallum options which provided the Company with the option to acquire an additional 64,987,982 common shares of Metallum for £0.10 per share through December 31, 2012. The Company’s options to acquire Metallum common shares were transferred to the acquirer of Celtic on October 5, 2012 (see Note 3 – Discontinued Operations).

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three and nine month periods ended November 30, 2012 and 2011

9.	Commitments and Contingencies

(a)	On November 10, 2010, the Company signed a definitive agreement to acquire Fairfields Gold S.A. de CV. Fairfields owns an option to acquire 100% of the Huicicila gold project in Nayarit Mexico. Under the terms of the definitive agreement, Fairfields selling stockholders have the opportunity to receive additional shares based on performance as per the following schedule:

Resource Estimate Date	Indicated Reserves	Payment Obligation
18 months after Closing Date	475,000 oz Au (equivalent)	$1,250,000
24 months after Closing Date	750,000 oz Au (equivalent)	$1,250,000
36 months after Closing Date	1,025,000 oz Au (equivalent)	$1,250,000
48 months after Closing Date	1,300,000 oz Au (equivalent)	$1,250,000

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

(b)	Option on Huicicila mining concession - Mexico

On May 19, 2010, prior to its acquisition by the Company, Fairfields, entered into an exploration, exploitation and purchase option agreement with Ramón Farías García, a Mexico City geologist for the mining lots denominated “CILA”, “CILA 1”, “CILA 2”, “CILA 3” “and CILA 5”, located in Compostela, Nayarit Mexico under the following terms:

•	US$ 100,000 plus applicable VAT, paid on May 24, 2010 (paid).
•	US$ 1,200,000 plus applicable VAT, on six semester payment of US$ 200,000 each one, payable on every August and February month from August 17, 2011 (paid) to February 17, 2114.
•	The issue to the optionee that number of shares of common stock of Fairfields at the end of the option agreement that is 3% of its issued and outstanding capital at that time.
•	A Net Smelter Return Royalty (“NSR”) calculated at a rate of the 2.5% above the concentrate sales, payable every quarter over the life of the mines.

This option agreement has an initial maturity of 3 years and 6 months from May 19, 2010. The Company has recorded the fair value of the $1,200,000 of payments under this option in these condensed consolidated financial statements as the discounted value of the cash payments using a rate based on the prevailing market rates of interest available to the Company (the average of interest rates used was estimated to be 11.0%) and $757,361 at November 30, 2012 (after payment of $200,000 in each of August 2011 and February 2012) and $883,135 at November 30, 2011. The carrying amounts of option payment liabilities owing approximates their fair values. The interest is accrued over the estimated payment period of the option payments. The aggregate amount of interest accrued from acquisition through November 30, 2012 was $150,494 (2011 – $76,268).

On August 17, 2012, the Company failed to make payment on its Option on Huicicila mining concession – Mexico in the amount of $200,000 and is in breach of its obligations under this Option. The Company has not received notice of default from the optionor and is working with the optionor to address this outstanding option payment.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three and nine month periods ended November 30, 2012 and 2011

(c)	Legal contingency

The Company was named as a defendant in an action filed on March 12, 2012 in the United States District Court, Southern District of New York. Also named in this action was the Company’s wholly owned subsidiary Fairfields and certain of its directors and officers. The plaintiff alleges that the defendants engaged the plaintiff as a finder in connection with financing for or the sale of Fairfields and was entitled to a finder’s fee of 10% of monies raised or the value of the deal. The plaintiff alleges that he completed his obligation and has not been paid for his services. Subsequent to November 30, 2012 the Company has settled this action. (See note 11(d)).

10.	Related party transactions

a)	Commencing August 27, 2010, the Company entered into agreements with the former president and CEO of the Company to provide services in exchange for $15,000 per month through December 31, 2010 and $21,000 CDN per month during the year ended December 31, 2011 (informally extended month to month in 2012 through June 30, 2012 and thereafter at the rate of $10,000 per month CDN by the Company’s subsidiary until August 28, 2012). During the nine month period ended November 30, 2012, the Company paid $104,063 (2011 - $191,838) as compensation for such management services.

b)	Effective August 28, 2012 the Company has agreed to pay its current CEO the amount of $10,000 per month. During the nine month period ended November 30, 2012, the Company paid $30,000 (2011 - $nil) as compensation for such management services.

c)	Effective January 1, 2011, the Company entered into an agreement with the former director of exploration of the Company to provide services in exchange for $12,000 per month through December 31, 2011 (informally extended month to month in 2012 and terminated March, 2012). During the nine month period ended November 30, 2012, the Company recorded $nil (2011 - $108,000) as compensation for such management services.

d)	Effective January 1, 2011, the Company has paid fees to directors and management of its Mexican subsidiary Fairfields, to provide services related to developing Fairfields mineral properties as well as management services in exchange for a fee of 214,284 pesos each month ($16,532 monthly at the average rates of exchange during the nine month period ended November 30, 2012). During the nine month period ended November 30, 2012, the Company recorded $297,586 (2011 - $312,466) as compensation for such management services.

e)	During the nine month period ended November 30, 2012 the Company paid $nil (2011 - $13,500) to a director for compensation for serving as corporate secretary. A law firm of which a director is a partner was payable fees of $52,097 (2011 - $90,000) for the nine month period ended November 30, 2012 during the term he served as a director.

f)	During the nine month period ended November 30, 2012, the Company recorded nil (2011 - $5,250 ) as compensation to a company controlled by a former director of the Company for exploration services provided pursuant to a consulting agreement with the Company.

g)	Effective October 25, 2011 through October 5, 2012 and included in the loss from discontinued operations for the nine month period ended November 30, 2012, the Company has paid fees to directors and officers of its UK subsidiary Metallum, to provide services related to developing Metallum's mineral properties as well as management services in exchange for a fee of £5,000 each month ($7,916 monthly at the average rates of exchange during the period from March 1, through October 5, 2012. During the nine month period ended November 30, 2012, the Company recorded $57,520 (2011 - $nil) in discontinued operations as compensation for such management services.

h)	Included in accounts payable and accrued liabilities – related at November 30, 2012 is $289,363 (2011 - $300,162) payable to the firms and persons referred to in this Note 10 and persons or firms related with these persons and firms.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three and nine month periods ended November 30, 2012 and 2011

11.	Subsequent events

a)	The Company has issued 860,000 shares of its common stock upon exercise of convertible provisions of notes payable in settlement of $39,842 of the principal amount of such notes payable. In addition, the Company has issued an additional 160,000 shares of its common stock for penalties related to non-payment of notes with a principal amount of $270,000.

b)	On September 13, 2012, the Company’s board of directors approved a plan to implement a 20:1 reverse split of the Company’s common stock by decreasing the number of authorized shares of common stock from 1,000,000,000 to 50,000,000 and correspondingly decreasing the number of issued and outstanding shares of the common stock held by each stockholder of record at the effective date. The effective date of the change (20:1 reverse split) was January 14, 2013 and this change has been given effect in these condensed consolidated financial statements for the nine month period ended November 30, 2012.

c)	On December 19, 2012 and December 31, 2012, respectively, warrants to acquire 6,667 common shares of the Company at $3.00 per share and options to acquire 1,056,055 common shares of the Company at $9.80 per share expired unexercised.

d)	On December 20, 2012 the Company entered into a settlement agreement and convertible promissory note for $50,000 with a redemption premium of 10% due September 30, 2013 in respect of the settlement of a legal contingency set-out in Note 9(c).

e)	On January 16, 2013, the Company issued an 8% convertible promissory note (the "January 8% Note") for a principal amount of $42,500. The Company will receive net proceeds of $38,300. The January 8% Note is due and payable September 18, 2013 and accrues interest on the outstanding principal balance at the rate of 8% per annum. Any time after 180 days following the date of this note, the January 8% Note is convertible into shares of the Company's common stock at a conversion price that is equal to 58% of the average of the lowest three trading prices during the ten trading days preceding the date of conversion. The exercise price may be adjusted to a lower amount where the Company grants or sells shares or options or other convertible securities at a price that is lower than the then in effect conversion price.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Focus Gold is an exploration stage issuer focused on the acquisition and development of gold mining properties.

The Ontario Rights. - In October 2010, Focus Gold acquired an option on 16 mining claims in the Canadian Province of Ontario from Victoria Gold Corporation. On November 27, 2012, Focus Gold and Victoria Gold Corporation terminated the option agreement.

The Mexico Rights. - On December 31, 2010, Focus Gold acquired an option on the Huicicila gold project in Nayarit, Mexico. Subsequently, Focus Gold expanded its holdings of mining claims by acquiring five additional gold and silver mining claims adjacent to the Huicicila gold project in Nayarit, Mexico. Focus Gold’s wholly owned subsidiary, Focus Gold Mexico Limited, owns Fairfields Gold S.A. de C.V. which has an option agreement on the Huicicila gold project in Nayarit, Mexico from Ramon Farias. Focus Gold does not intend to make additional investments in the Mexico Rights and plans to restructure or dispose of the Mexico Rights before the close of the fiscal year ending February 28, 2013.

The Celtic Rights. - On October 25, 2011, Focus Gold completed the acquisition of a 98.65% interest in Metallum Resources PLC (“Metallum”). The acquisition gave Focus Gold indirect ownership through Focus Celtic Gold Corporation (“Celtic”) of thirty one exploration licenses in Northern Ireland, Scotland and Ireland covering in excess of 388,000 hectares. On October 5, 2012, Focus Gold entered an agreement with European Resource Capital Inc. (“ERC”) for the sale of 24,420,000 shares of common stock of Focus Celtic Gold Corporation (“Celtic”) (the owner of Metallum) 64,987,982 Metallum options providing the acquirer with the option to acquire an additional 64,987,982 common shares of Metallum for £0.10 per share through December 31, 2012 and amounts receivable from Celtic of $217,031 for $2,553,778 (based upon the CAD to USD exchange rate). ERC issued Focus Gold an eight percent (8%) Two Million Five Hundred Thousand Dollar Promissory Note payable in Canadian Dollars that is secured by the 24,420,000 shares of Celtic common stock.

Focus Gold intends to restructure itself and has engaged an outside consultant to identify, review, and assess additional mining properties for purchase.

Focus Gold is in the zone of insolvency. Accordingly, Focus Gold must consider the interests of both shareholders and creditors. As Focus Gold strives to repay its debt and secure capital to create revenue in future periods, there will be dilution to existing stockholders caused by the issuance of common stock for cash, services, and in exchange for debt. While management seeks to minimize the dilution to existing stockholders, multiple factors beyond management’s control, such as general economic conditions, the availability of and terms available for debt and equity funding, and the trading price of the Company’s common stock, have a significant impact on this effort. Focus Gold’s effort to restructure its operations and to report positive cash flow and profits is expected to take 12-18 months. Investors are cautioned that these efforts may not be successful.

The results for the nine month period ended November 30, 2012 do not provide a meaningful comparison against the results during the nine month period ended November 30, 2011.

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

Results of Operations – Comparison of the Three month period Ended November 30, 2012 and 2011

We generated no revenues for the three month period ended November 30, 2012 or 2011. Total operating expenses decreased to $652,485 in the three month period ended November 30, 2012 compared to the amount of $1,124,521 recorded for the three month period ended November 30, 2011. This decrease was primarily attributable to the lack of stock option benefits in the current period, and is reflected in the following items:

Exploration expense was $37,827 for the three month period ended November 30, 2012 compared to $59,241 the three month period ended November 30, 2011. The reduction of expenses related to exploration expenses is attributable to a reduction in funding available to fund exploration expenditures in the current three month period.

·General and Administrative expenses decreased approximately 47% to $564,658 for the three month period ended November 30, 2102 as compared to the comparable prior year period. This decrease was primarily attributable to the reduction in stock based compensation expense of $453,050 compared to the three month period ended November 30, 2011. The principal components of General and Administrative expenses are:

Consulting expenses were $272,230 for the three month period ended November 30, 2012, as compared $78,116 in the comparable prior three month period. This increase was primarily attributable to the hiring of consultants to assist the development and support of our business activities in Mexico in December 2011 and January 2012 on one and two year contracts for consulting services.

Management fees and salaries decreased by approximately 73% to $61,254 for the three month period ended November 30, 2012, as compared with the three month period ended November 30, 2011. This decrease was primarily attributable to the cessation of fees payable to the Company’s former director of exploration and a reduction in fees payable to Grant White former president and CEO of the Company.

Professional fees increased by $361 to $73,478, for the three month period ended November 30, 2012, as compared to the three month period ended November 30, 2011.

Stock based compensation expense was $nil for the three month period ended November 30, 2012, compared to $453,050 expense in the three month period ended November 30, 2011. This expense is attributable to the granting of stock options to directors, officers in February 2011 and the expensing of the stock based compensation expense over the period of attribution through February 29, 2012.

Other income and expenses for the three month period ended November 30, 2012 totaled other income of $734,163 compared to an expense of $186,170 in the three month period ended November 30, 2011 composed of $30,704 (2011 - $7,614) of interest income from the Company’s note receivable; $136,039 (2011 - $22,682) from the amortization of the discount record from mineral option payment liabilities and other financial liabilities; interest and financing costs of $227,809 compared to $171,102 in the comparable period of 2011. This increase in interest and financing fees is attributable to the accounting for the Company’s additional financial instruments in the three month period ended November 30, 2012. Changes in the fair value of derivative liabilities in the three month period ended November 30, 2012 was $1,067,307 with no comparative for the prior period. Management expects the amount of other expenses related to the amortization of debt discounts to be amortized in the fiscal year ended 2013 and the discount for the mineral property option liabilities will continue through to the year ended 2015. Derivative liabilities fair values are tested at the end of each reporting period and changes in fair value are recorded in the statement of operations as other incomes or expenses.

Management does not believe the percentage increases in expenses is indicative of future increases. Until the Company engages in exploration activities for a sufficient time to include comparable prior year periods, management is unable to predict the anticipated increases in expenses.

Results of Operations – Comparison of the Nine month period Ended November 30, 2012 and 2011

We generated no revenues for the nine month period ended November 30, 2012 or 2011. Total expenses decreased to $1,812,385 in the nine month period ended November 30, 2012 compared to the amount of $3,940,429 recorded for the nine month period ended November 30, 2011. This decrease was primarily attributable to the Company’s reduction of exploratory activities in Mexico and the lack of stock option benefits in the current period, and other items as noted in the discussion below regarding the following items:

Exploration expense was $59,975 for the nine month period ended November 30, 2012, compared to $831,008 expense in the prior year. The reduction of expenses related to exploration expenses is attributable to a reduction in funding available to fund exploration expenditures in the current nine month period.

General and Administrative expenses decreased by $1,407,011, for the nine month period ended November 30, 2012 as compared the nine month period ended November 30, 2011. This decrease was primarily attributable to the reduction in stock based compensation recorded in the nine month period ended November 30, 2012. The principal components of General and Administrative expenses are:

Consulting expenses was $856,744 for the nine month period ended November 30, 2012, as compared to $300,200 for the nine month period ended November 30, 2011. This increase was primarily attributable to the hiring of consultants to assist the development and support of the Company’s business activities particularly in Mexico.

Management fees and salaries decreased by approximately 65% to $227,312, for the nine month period ended November 30, 2012, as compared with the nine month period ended November 30, 2011. This decrease was primarily attributable to the cessation of fees payable to the Company's former director of exploration and a reduction in fees payable to Grant White former president and CEO of the Company as well as adjustments of $23,810 which reduced the aggregate management fees and salaries expenses.

Professional fees increased by $52,255 to $229,983, for the nine month period ended November 30, 2012, as compared to the nine month period ended November 30, 2011. This increase was primarily attributable to expenses related to legal and audit costs related to the complexity of our financial reporting and the costs of maintaining litigation defense as set out in the section titled “Legal Matters”.

Stock based compensation expense was $nil for the nine month period ended November 30, 2012 compared to $1,359,150 expense in the nine month period ended November 30, 2011. This expense is attributable to the granting of stock options to directors, officers in the fiscal year ended February 28, 2011 and the amortization of resultant stock based compensation expenses.

Other income and expenses for the nine month period ended November 30, 2012 totaled $571,751 compared to $285,652 in the nine month period ended November 30, 2011, composed of $30,704 (2011 - $27,348) of interest income from the Company’s note receivable; $630,303 (2011 - $76,268) from the amortization of the discount recorded on the mineral option liability and notes payable; $1,543,852 (2011 - $236,732) of interest and financial fees. This increase in interest and financing fees is attributable to the accounting for the Company’s additional financial instruments in the nine month period ended November 30, 2012 and the accounting for interest and financial fee recording for derivative liabilities. In addition other income and expenses included gain on extinguishment of debt recorded of $389,325 with no comparative in the prior period; income from changes in the fair value of derivative liabilities in the nine month period ended November 30, 2012 was $1,294,111 with no comparative for the prior period; and loss on settlement of amounts payable in the nine month period ended November 30, 2012 was $111,736 with no comparative for the prior period. Management expects the amount of other expenses related to the amortization of debt discounts to be amortized in the fiscal year ended 2013 and the discount for the mineral property option liabilities will continue through to the year ended 2015. Derivative liabilities fair values are tested at the end of each reporting period and changes in fair value are recorded in the statement of operations as other incomes or expenses.

Management does not believe the percentage increases in expenses is indicative of future increases. Until the Company engages in exploration activities for a sufficient time to include comparable prior year periods, management is unable to predict the anticipated increases in expenses.

Income or Loss from Discontinued Operations

We generated a gain from discontinued operations of $242,501 for the three months ended November 30, 2012 compared to a loss from discontinued operations of $29,041 for the three months ended November 30, 2011. Through the nine month period ended November 30, 2012 we incurred loss from discontinued operations of $3,009,520 (2011 - $29,041) which includes mineral property impairment of charge of $2,756,456. The discontinued operations for the three and nine month periods ended November 30, 2012 and 2011 include no income tax benefit or expense.

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

As of November 30, 2012, the Company’s cash balance was $2,222. Accounts payable and accrued liabilities as well as short term payments under contracts as of November 30, 2012 totaled $3,030,336. The Company’s working capital as at November 30, 2012 was a deficit of $2,715,072.

During the nine month period ended November 30, 2012 and 2011, our sole means of meeting our cash flow requirements was through the sale of our common stock and loans, advances or donations from directors and officers. In the nine month period ended November 30, 2012 we generated net proceeds of $nil from the sale of stock, (2011 - $1,697,720) and $561,500 from the issuance of debt instruments (2011 - $570,000). The net proceeds from these stock offerings and issuances of debt securities were used to satisfy operations requirements and to conduct exploration activities on the Company’s mineral properties.

Other Activities:

The Company is actively looking for acquisitions and joint venture opportunities which can build out its portfolio of mining properties.

Contractual Obligations

There are no contractual obligations other than those described in the notes to the Company’s condensed consolidated financial statements for the nine month period ended November 30, 2012.

Off-balance sheet arrangements

There are no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures

Our Principal Executive Officer and Principal Accounting Officer have carried out an evaluation of the effectiveness of our disclosure, controls and procedures. Based upon that evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that as of the end of the period covered by this report, our disclosures, controls and procedures are not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed three months ended November 30, 2012, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CHANGES IN INTERNAL CONTROLS

Our management, with the participation the Principal Executive Officer and Principal Accounting Officer performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the Quarter ended November 30, 2012. Based on that evaluation, the Company's Principal Executive Officer and Principal Accounting Officer concluded that no change occurred in the Company's internal controls over financial reporting during the Quarter ended November 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company was named as a defendant in an action filed on March 12, 2012 in the United States District Court for the Southern District of New York styled Lieberman v. Gold Bag, Inc. et al, Case Number 1:12-cv-01824-KBF. Also named in this action was the Company’s wholly owned subsidiary Fairfields Gold S.A. de C.V. and certain of its directors and officers. The plaintiff alleges that the defendants engaged the plaintiff as a finder in connection with the sale and purchase of Fairfields and was entitled to a finder’s fee of 10% of monies raised or the value of the deal. In December 2012, the case was settled when the Company agreed to issue a $50,000 convertible promissory note due September 30, 2013 to Billy Lieberman in exchange for dismissal of the action with prejudice.

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

Focus Gold Corporation

Dated: January 22, 2013	By:	/s/ Gordon F. Lee
Gordon F. Lee
Chief Executive Officer and Chief Financial Officer

