Form 10-K
period 2013-02-28
FOCUS GOLD Corp
filed 2013-06-03
CIK 1360564

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the registrant’s most recently completed second fiscal quarter, August 31, 2012 was $4,167,689 (based on the last reported trade as of that date of $0.28). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date: As of May 20, 2013, there were 19,884,604 shares outstanding.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

The issuer had no revenues for its fiscal year ended February 28, 2013.

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

Corporate History

Focus Gold is an exploration stage issuer focused on the acquisition and development of mining properties. Focus Gold left shell company status in October 2010 when it acquired an option on 16 mining claims in the Canadian Province of Ontario from Victoria Gold Corporation. On December 31, 2010, Focus Gold acquired an option on the Huicicila gold project in Nayarit, Mexico through its subsidiary Focus Gold Mexico Limited (“Focus Mexico”) which acquired 100% of the capital stock of Fairfields Gold S.A. de C.V. (“Fairfields”). In February 2011, Focus Mexico through Fairfields expanded its holdings of mining claims by acquiring five additional gold and silver mining claims adjacent to the Huicicila gold project in Nayarit, Mexico. In fiscal 2012, Focus Gold acquired Metallum Resources, PLC through its subsidiary Focus Celtic Gold Corporation (“Focus Celtic”). During the year ended February 28, 2013, Focus Gold sold its interest in Focus Celtic for $2,500,000 to European Resource Capital Inc. and Focus Mexico sold its interest in Fairfields for $60,000 to three individuals.

Focus Gold was formed as a Nevada corporation on December 23, 2005 under the name Real Estate Referral Center, Inc. On December 27, 2005, the Company sold 2,500,000 shares of its Common Stock at $0.001 per share to its officers for proceeds of $5,000. On June 21, 2006, the Securities and Exchange Commission declared the Company’s Form SB-2 Registration Statement effective. The Company sold 982,000 shares of Common Stock to 55 individuals. On May 22, 2009, the Company changed its name to Gold Bag, Inc. and completed a 10:1 forward split paid as a dividend. On June 6, 2011, the Company changed its name to Focus Gold Corporation and its common stock began trading under the symbol “FGLD”. From June 1, 2009 through June 3, 2011, the Company’s common stock traded under the symbol “GBGI.” Focus Gold consolidated its common stock 1:20 on January 14, 2013.

Our principal executive and head office in the United States is located at 4695 MacArthur Court, Suite 1430, Newport Beach, CA 92660, U.S.A. Our registered agent is The Corporation Trust Company of Nevada with its office located at 311 S. Division Street, Carson City, NV 89703.

Narrative Description of Business

The Company has developed a private equity strategy to acquiring mining properties following several key investment criteria:

i)	Primarily gold, silver, coal, oil and gas;

ii)	Assets must be in safe governmental jurisdictions primarily in the Americas. The Company will seek geographic diversification across its portfolio;

iii)	Looking to invest $500,000 to $5 million in projects with significant exploration upside where returns are at their highest;

iv)	Will look for assets ranging from grass roots exploration to near production. The Company will look to have a balanced portfolio of properties across this spectrum so as to maximize returns while also mitigating risk;

v)	Investments may be structured as 100% control, minority/majority equity positions or debt depending on the transaction type and potential return;

vi)	Where possible, the Company will acquire properties with existing capable management teams and then provide senior level experienced management oversight;

vii)	Once a property has matured to a sizable level, the Company will seek to divest of the property either through a strategic sale or through a spin-off into a stand-alone public company.

Employees

At the close of our fiscal year, February 28, 2013, we had no full-time employees.

Competition

We compete with major mining companies and other natural mineral resource companies in the acquisition, exploration, financing and development of new prospects. Many of these companies are larger and better capitalized than we are. There is significant competition for the limited number of acquisition and exploration opportunities. Our competitive position depends upon our ability to successfully and economically explore, acquire and develop new and existing mineral prospects. Factors that allow producers to remain competitive in the market over the long term include the quality and size of their ore bodies, costs of operation, and the acquisition and retention of qualified employees. We also compete with other mining companies for skilled mining engineers, mine and processing plant operators and mechanics, geologists, geophysicists and other technical personnel. This could result in higher turnover and greater labour costs.

Available information

Information about the Company can be reviewed at the Securities and Exchange Commission.

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

Our principal executive and head office in the United States is located at 4695 MacArthur Court, Suite 1430, Newport Beach, CA 92660, U.S.A. Our registered office is located at 311 S. Division Street, Carson City, NV 89703. Since September 1, 2012, our Secretary and outside law firm has provided office space to Focus Gold without cost.

ITEM 3.	LEGAL PROCEEDINGS

There are no material legal proceedings pending or threatened against Focus Gold or any of its subsidiaries.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 4.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is currently traded under the symbol “FGLD” on OTC Pink, the third tier of the OTC market. OTC Pink is the speculative trading marketplace that has no financial standards or reporting requirements. From June 1, 2009 until June 6, 2011, our stock symbol was “GBGI”.

The market for the Company’s Common Stock is limited, volatile and sporadic and could be subject to wide fluctuations in response to quarter to quarter variations in results, news announcements, trading volume, sales of Common Stock by the Company, sales of Common Stock by officers, directors and principal shareholders of the Company, general market trends, changes in the supply and demand for the Company’s shares, and other factors. The following table sets forth the high and low sales prices relating to the Company’s Common Stock for fiscal years 2013 and 2012. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not reflect actual transactions. The Company consolidated its common stock 20:1 on January 14, 2013 and the table below reflects prices as adjusted by the consolidation (i.e., reverse stock split).

	High	Low
2013 Fiscal Year:
Fourth Quarter (ended 02/28/13)	$0.19	$0.03
Third Quarter (ended 11/30/12)	$0.74	$0.10
Second Quarter (ended 08/31/12)	$1.06	$0.16
First Quarter (ended 05/31/12)	$5.40	$0.99

2012 Fiscal Year:
Fourth Quarter (ended 02/29/12)	$2.70	$1.60
Third Quarter (ended 11/30/11)	$8.16	$2.80
Second Quarter (ended 08/31/11)	$11.80	$7.07

Holders

There were 108 registered holders or persons otherwise entitled to hold our shares of Common Stock as of February 28, 2013 pursuant to a shareholders’ list provided by our transfer agent as of that date and our records relating to issuable shares. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of shares of Common Stock held in street name.

Securities Authorized for Issuance under Equity Compensation Plans

On February 7, 2011, the Board of Directors adopted the 2011 STOCK & STOCK OPTION COMPENSATION PLAN (the “Plan”) for employees, directors and other persons associated with the Company. The Plan is intended to advance the best interests of the Company by providing those persons who have a substantial responsibility for its management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. Further, the availability and offering of stock options and common stock under the Plan supports and increases the Company's ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability of the Company depends. The Board reserved 500,000 shares of common stock for issuance under the Plan. As of the fiscal year end, February 28, 2013, the Board had granted options to purchase 320,000 shares of common stock at $10.00 per share to 7 persons.

On October 16, 2012, the Board of Directors adopted the 2012 STOCK & STOCK OPTION COMPENSATION PLAN (the “Plan”) for employees, directors and other persons associated with the Company. The Plan is intended to advance the best interests of the Company by providing those persons who have a substantial responsibility for its management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. Further, the availability and offering of stock options and common stock under the Plan supports and increases the Company's ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability of the Company depends. The Board reserved 2,500,000 shares of common stock for issuance under the Plan. As of the fiscal year end, February 28, 2013, the Board had granted 500,000 shares of common stock at $.16 per share ($80,000) to 1 person for consulting services.

DESCRIPTION OF SECURITIES

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, par value $0.00001 per share (“Common Stock”). Holders of Common Stock are entitled to one vote per share and to receive dividends or other distributions when and if declared by the Board of Directors.

Our Common Stock does not have pre-emptive rights, meaning that our common shareholders’ ownership interest would be diluted if additional shares of our Common Stock are subsequently issued, and the existing shareholders are not granted the right, in the discretion of the Directors, to maintain their percentage ownership interest in the Company. This lack of protection from dilution to minority shareholders could allow our Directors to issue additional shares of our Common Stock to persons friendly with our existing management, thus preventing any change in control of the Company.

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

Preferred Stock

The Company is authorized to issue 100,000,000 shares of Preferred stock, $0.00001 par value

On November 29, 2012 a vote by stockholders holding shares of the Company’s voting stock approved the amendment of the Company’s articles of incorporation to increase the authorized number of shares of stock from 350,000,000 to 1,100,000,000. Effective the January 14, 2013, the Company reduced its authorized common stock and its issued and outstanding common stock on a 20:1 reverse split, reducing the authorized number of shares of common stock from 1,000,000,000 to 50,000,000. All per share amounts in this report and the accompanying consolidated financial statements and Notes thereto have been adjusted to reflect the 20:1 reverse split to the Company’s common stock.

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

Transfer Agent

The Company uses Securities Transfer Corporation located at 2591 Dallas Parkway, Suite 102, Frisco, TX 75034 as its transfer agent.

RECENT SALES OF UNREGISTERED SECURITIES.

During the year ended February 28, 2013, the Company issued 200,000 shares of common stock for $165,500 of fees, 2,918,403 shares of its common stock for the exercise of conversions under the Company’s convertible securities in the amount of $571,810, 500,000 shares of common stock for settlement of $80,000 of consulting fees, 5,000 shares of common stock in settlement of a loan facility and 160,000 of its common stock as settlement for $554,826 of accrued fees on the Company’s September 14 and 19, 2012 promissory notes.

Issued 1,850.2 shares of Series B Preferred Stock with a stated value of $185,020 on January 31, 2013 to two creditors of the Company (who were related parties at the time of this transaction), in settlement of $166,217 of accounts payable due to such creditors.

On October 19, 2012, the Company issued 1,000,000 shares of Series A Preferred Stock to each of the Company’s three directors (total 3,000,000 shares) at fair value of $0.02 per share. Each share of Series A Preferred Stock has two hundred fifty (250) votes on all matters submitted to the stockholders of the Company and votes with the Company’s common stock on all matters.

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

In December, 2010, the Company completed a private placement of its common stock. The Company sold 4,700,000 shares of common stock at $.20 per share to 15 investors for gross proceeds of $940,000. There was no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction. This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

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

As a smaller reporting company, no disclosure of this information is required.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Focus Gold is an exploration stage issuer focused on the acquisition and development of mining properties.

The Ontario Rights. - In October 2010, Focus Gold acquired an option on 16 mining claims in the Canadian Province of Ontario from Victoria Gold Corporation. On November 27, 2012, Focus Gold and Victoria Gold Corporation terminated the option agreement.

The Mexico Rights. - On December 31, 2010, Focus Gold acquired an option on the Huicicila gold project in Nayarit, Mexico. Subsequently, Focus Gold expanded its holdings of mining claims by acquiring five additional gold and silver mining claims adjacent to the Huicicila gold project in Nayarit, Mexico. Focus Gold’s wholly owned subsidiary, Focus Gold Mexico Limited, owns Fairfields Gold S.A. de C.V. which has an option agreement on the Huicicila gold project in Nayarit, Mexico from Ramon Farias. On February 8, 2013, the Company’s wholly owned subsidiary Focus Gold Mexico Limited entered into a share purchase agreement with three individuals, Santiago Leon Avaleyra, Eduardo Zayas Dueñas and Carmen Leticia Calderon Leon, as purchasers, to sell of 50 shares of common stock in Fairfields Gold, S.A. de C.V. for $1,900,000 or purchasers can return the original consideration from the December 31, 2010 transaction (512,500 shares of the Company’s common stock) on the closing date of February 20, 2013. On closing, the Company received as consideration 512,501 shares of its common stock with an aggregate fair value as at February 8, 2013 of $66,625. The 512,501 shares of common stock received has been recorded as treasury stock on the consolidated balance sheet pending cancellation.

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

The results from the operations of the Mexico and Celtic Rights have been included in discontinued operations in the Company’s consolidated statement of operations for the years ended February 28, 2013 and February 29, 2012.

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

The results for the year ended February 28, 2013 do not provide a meaningful comparison against the results during the year ended February 29, 2012.

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

Results of Operations – Comparison of Years Ending February 28, 2013 and 2012

We generated no revenues for the years ended February 28, 2013 or February 28, 2012. Total expenses from continuing operations decreased to $3,009,126 in the year ended February 28, 2013 compared to the amount of $3,642,752 recorded for the year ended February 29, 2012. This decrease was primarily attributable to the Company’s reduction of exploratory activities in Mexico and the lack of stock option benefits in the current period, and other items as noted in the discussion below regarding the following items:

•	Exploration expense was $80,000 for the year ended February 28, 2013, compared to $232,779 expense in the prior year. The reduction of expenses related to exploration expenses is attributable to a reduction in funding available to fund exploration expenditures in the current year.

•	General and Administrative expenses decreased approximately 74%, or $2,095,621, for the year ended February 28, 2013 as compared to the comparable prior year period. This decrease was primarily attributable to the reduction in stock based compensation recorded in the year ended February 29, 2012. The components of General and Administrative expenses are:

o	Consulting expenses were $132,977 for the year ended February 28, 2013, as compared to $348,853 in the comparable prior year period. This decrease was primarily attributable to the ending of consulting contracts executed in the year ended February 28, 2011 and February 29, 2012.

o	Management fees and salaries decreased by approximately 55% to $137,771 for the year ended February 28, 2013, as compared with the year ended February 29, 2012. This decrease was primarily attributable to the cessation of fees payable to the Company's former director of exploration and a reduction in fees payable to Grant White former president and CEO of the Company as well as adjustments of $23,810 which reduced the aggregate management fees and salaries expenses.

o	Legal and professional expenses increased approximately $173,806 or 108% for the year ended February 28, 2013, as compared to the comparable prior year period. This increase was primarily attributable to expenses related to legal and audit costs related to the complexity of our financial reporting and the costs of maintaining litigation defense.

o	Stock based compensation expense was $30,000 for the year ended February 28, 2013, compared to $1,510,167 for the year ended February 29, 2012. This expense is attributable to the granting of stock options to directors, officers in the fiscal year ended February 28, 2011 and the amortization of resultant stock based compensation expenses.

•	Other income and expenses for the year ended February 28, 2013 totaled $2,138,314 compared to $573,540 in the year ended February 29, 2012, composed of $80,097 (2012 - $27,348) of interest income from the Company’s note receivable; $747,779 (2012 - $17,076) from the amortization of the discount recorded on notes payable; $1,733,594 (2012 - $475,153) of interest and financial fees. This increase in interest and financing fees is attributable to the accounting for the Company’s additional financial instruments in the year ended February 28, 2013 and the accounting for interest and financial fee recording for derivative liabilities. In addition, other income and expenses included a gain on extinguishment of debt recorded of $316,587 with no comparative for the prior period; income from changes in the fair value of derivative liabilities in the year ended February 28, 2013 was $603,961 with no comparative for the prior year; an impairment loss on the fair value of the Company’s note receivable of $545,849 with no comparative for the prior period, and loss on settlement of amounts payable in the year ended February 28, 2013 was $111,736 with $108,659 recorded in the prior period. Management expects the amount of other expenses related to the amortization of debt discounts to be amortized in the fiscal year ended 2015. Derivative liabilities fair values are tested at the end of each reporting period and changes in fair value are recorded in the consolidated statement of operations as other incomes or expenses.

Income or Loss from Discontinued Operations

We incurred a loss from discontinued operations of $9,250,950 for the year ended February 28, 2013 compared to a loss from discontinued operations of $1,931,315 for the year ended February 29, 2012. Discontinued operations for the year ended February 28, 2013 include impairment charges of $7,695,828 related to the impairments of our former subsidiaries mineral properties and a net gain on the disposition of the discontinued subsidiaries of $295,898) and amortization of debt discounts of $366,084. Additionally, discontinued operations for the year ended February 29, 2012 includes amortization of debt discount of $120,516.

Management does not believe the percentage increases in expenses is indicative of future increases. Until the Company engages in exploration activities for a sufficient time to include comparable prior year periods, management is unable to predict the anticipated increases in expenses.

Liquidity and Capital Resources

Although incorporated in 2005, Focus Gold began its current operations in October 2010, and has not as yet attained a level of operations which allows it to meet its current overhead. We do not contemplate attaining profitable operations until year end 2014, nor is there any assurance that such an operating level can ever be achieved.. While Focus Gold has funded its initial operations with private placements of equity and debt, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favourable to us. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

As of February 28, 2013, the Company’s cash balance was $1,237. Accounts payable and accrued liabilities as well as short term payments under contracts as of February 28, 2013 totaled $3,102,152. The Company’s working capital as at February 28, 2013 was a deficit of $3,100,915.

During the years ended February 28, 2013 and February 29, 2012, our sole means of meeting our cash flow requirements was through the sale of our common stock and loans. In the year ended February 28, 2013 we generated net proceeds of $nil from the sale of stock, (2012 - $1,811,434) and $604,000 from the issuance of debt instruments (2011 - $570,000). The net proceeds from these stock offerings and issuances of debt securities were used to satisfy operations requirements and to conduct exploration activities on the Company’s former mineral properties.

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

Financial statements are included and may be found at pages F-1 through F-31.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of February 28, 2013, the end of the period covered by this report, an evaluation was performed by our officer, Gordon F. Lee, who serves as our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”). Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure.

Based on this evaluation, Mr. Lee has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and most functions are performed by an external consultant with no oversight by a professional with accounting expertise. Mr. Lee does not possess accounting expertise and our Company does not have an audit committee. This weakness is due to the Company’s lack of working capital to hire additional staff. To remedy this material weakness, we intend to engage an accountant or outside accounting firm to assist with financial reporting as soon as our finances will allow.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company (Mr. Gordon F. Lee) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that:

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

In connection with the preparation of our annual financial statements, we have assessed the effectiveness of internal control over financial reporting as of February 28, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation as discussed above, Mr. Lee determined that as of February 28, 2013, the Company has a material weakness in our internal control over financial reporting that relates to the lack of segregation of duties in financial reporting.

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

We are a “smaller” company filer and are required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending on or after July 15, 2007. Although we are working to comply with these requirements, we have no financial personnel other than Mr. Lee, making compliance with Section 404 - especially with segregation of duty control requirements—very difficult and cost ineffective, if not impossible. While the SEC has indicated it expects to issue supplementary regulations easing the burden of Section 404 requirements for small entities like us, such regulations have not yet been issued.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended February 28, 2013 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

The following information provided under this PART III presents the information as it relates to the Directors and Executive Officers as was in effect on February 28, 2013.

The following table identifies our current executive officers and directors, their respective offices and positions, and their respective dates of election or appointment:

Name		Dates of Appointment
Gordon F. Lee	Chief Executive Officer, Chief Financial Officer and Director	August 29, 2012
Richard O. Weed	Secretary and Director	August 29, 2012

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

Business Experience

Gordon F. Lee, age 62, Board Member, Chief Executive Officer, Chief Financial Officer. Mr. Lee has 30 years of direct experience in the securities and investment industries, as a private investment banker, securities adviser, corporate strategist, entrepreneur and significant investor, Lee has made his footprint over the landscape. The first eight years of his career were spent in the public sector of capital formation for oil and gas companies, focused on corporate securities matters, including advising small business clients, assisting companies with raising money, going public, closing various opportunities in structuring transactions such as mergers, acquisitions and joint ventures. After several years in the Canadian markets in the capacity of Chief Advisor, Corporate Finance, he became an investment banker and moved to the US. He is currently focused on public venture capital and investing in high growth companies in various industry sectors.

Mr. Lee holds the following academic credentials: BA, 1975, University of Ontario (Guelph); LLB, 1977, University of Toronto. Mr. Lee is a Director and the Chief Executive Officer of Gold Crest Mines, Inc.

During the past ten years, Mr. Lee has not been involved in any legal proceedings that are material to an evaluation of his ability or integrity under Item 401(f) of Regulation S-K.

Richard O. Weed, age 50, Board Member and Secretary. Mr. Weed is a partner in Weed & Co. LLP, a Newport Beach, California law firm that provides advice on capital formation and business strategy, including litigation. Mr. received a B.B.A. degree from the University of Texas at Austin in 1984, a Juris Doctor degree from St. Mary's University School of Law in 1987 and an M.B.A degree from the University of Southern California in 1992. Mr. Weed devotes approximately 20% of his time to our business affairs.

During the past ten years, Mr. Weed has not been involved in any legal proceedings that are material to an evaluation of his ability or integrity under Item 401(f) of Regulation S-K.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires directors and certain officers of the Company, as well as persons who own more than ten percent (10%) of a registered class of the Company’s equity securities (“Reporting Persons”), to file reports with the SEC. The Company believes that during fiscal year ended February 28, 2013; all Reporting Persons timely complied with all filing requirements applicable to them.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The table below shows certain compensation information for services rendered in all capacities for the fiscal years ended February 28, 2013, 2012 and 2011. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

	Annual Compensation			Long Term Compensation
Name and Principal Position	Fiscal Year End	Salary ($)	Bonus ($)	All other and annual Compensation and LTIP Payouts ($)	Securities under Options/SARS Granted (#)	Restricted Shares or Restricted Share Units (#)
Gordon F. Lee, CEO, CFO and Director	2013	$40,000	–	–	$10,000	–
	2012	$0	–	–		–

Richard O. Weed	2013	$40,000	–	–	$10,000	–
Secretary and Director *	2012	$9,000	–	–		–

* Mr. Weed is a partner in the law firm of Weed & Co. LLP. Weed & Co. LLP billed the Company $139,500 for legal services during the fiscal year ended February 28, 2013.

Employment Agreements with Management

The Company entered into an agreement with Weed & Co. LLP, a law firm with whom Mr. Weed is a partner. Under the terms of this agreement, the Company pays Weed & Co. LLP for certain specified legal services. Weed & Co. LLP billed the Company $139.500 for legal services during the fiscal year ended February 28, 2013.

Outstanding Equity Awards

On February 7, 2011, the Board of Directors adopted the 2011 STOCK & STOCK OPTION COMPENSATION PLAN (the “Plan”) for employees, directors and other persons associated with the Company. The Plan is intended to advance the best interests of the Company by providing those persons who have a substantial responsibility for its management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. Further, the availability and offering of stock options and common stock under the Plan supports and increases the Company's ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability of the Company depends. The Board reserved 500,000 shares of common stock for issuance under the Plan. As of the fiscal year end, February 28, 2013, the Board had granted options to purchase 320,000 shares of common stock at $10.00 per share to 7 persons.

On October 16, 2012, the Board of Directors adopted the 2012 STOCK & STOCK OPTION COMPENSATION PLAN (the “Plan”) for employees, directors and other persons associated with the Company. The Plan is intended to advance the best interests of the Company by providing those persons who have a substantial responsibility for its management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. Further, the availability and offering of stock options and common stock under the Plan supports and increases the Company's ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability of the Company depends. The Board reserved 2,500,000 shares of common stock for issuance under the Plan. As of the fiscal year end, February 28, 2013, the Board had granted 500,000 shares of common stock at $.16 per share ($80,000) to 1 person for consulting services.

Directors’ Compensation

The Company does not have a fixed policy concerning the compensation of persons serving as directors. However, board members were granted certain stock options in February 2011.

Grant R. White, a former director, received a five year option to purchase 200,000 common shares at $10.00 per share as part of his employment agreement.

Dorian L. (Dusty) Nicol, a former director, received a five year option to purchase 50,000 common shares at $10.00 per share as part of his employment agreement to join the Corporation as Director of Exploration.

Eduardo Zayas, a former director, received a five year option to purchase 17,500 common shares at $10.00 per share.

Larry Segerstrom, a former director, received a five year option to purchase 10,000 common shares at $10.00 per share.

Richard O. Weed received a five year option to purchase 10,000 common shares at $10.00 per share.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following alphabetical table sets forth the ownership, as of May 31, 2013, of our capital stock by each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, Series A Preferred Stock, and Series B Non-Voting 6% Convertible Preferred Stock and for each of our directors and executive officers; and all of our directors and executive officers as a group. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose. This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth below, applicable percentages are based upon 19,884,604 shares of Common Stock outstanding as of May 20, 2013.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class
Gordon F. Lee, Chief Executive Officer, Chief Financial Officer and Director (1)	Common Stock	10,000,000	50%
	Series A	1,000,000	33%
Richard O. Weed, Secretary and Director (2)	Common Stock	10,000	-
	Series A	2,000,000	67%
	Series B	1,850.2	100%
All directors and named executive officers as a group (2 persons)	Common Stock	10,000,000	50%
	Series A	3,000,000	100%
	Series B	1,850.2	100%

(1) Gordon F. Lee, Chief Executive Officer, Chief Financial Officer and Director bought 5,000,000 shares of common stock and a 5 year Common Stock Purchase Warrant to acquire 5,000,000 shares of common stock at $.02 per share from the Company on April 5, 2013. Mr. Lee received 1,000,000 shares of Series A Preferred Stock (“Series A”) on October 19, 2012 at fair value of $0.02 per share. Each share of Series A has two hundred fifty (250) votes on all matters submitted to the stockholders of the Company and votes with the Company’s common stock on all matters. As such, Mr. Lee can cast 255,000,000 votes.

(2) Richard O. Weed, Secretary and Director, owns 250,000 shares of common stock and holds an option to purchase 10,000 shares of common stock at $10.00 per share that expires February 24, 2016. Mr. Weed received 1,000,000 shares of Series A on October 19, 2012 at fair value of $0.02 per share and 1,000,000 shares of Series A on February 20, 2013 from Eduardo Zayas. Each share of Series A has two hundred fifty (250) votes on all matters submitted to the stockholders of the Company and votes with the Company’s common stock on all matters. As such, Mr. Weed can cast 500,000,000 votes. Mr. Weed is considered the beneficial owner of 1,850.2 shares of the Company’s Series B Non-Voting 6% Convertible Preferred Stock (“Series B”) because Weed & Co. LLP owns 850.2 shares of Series B it acquired for accrued legal fees of $85,020 on February 1, 2013 and Six Eighteen Corp. owns 1,000 shares of Series B it acquired as satisfaction of a $77,159.80 Judgment dated August 20, 2012 against the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company entered into an agreement with Weed & Co. LLP, a law firm with whom Mr. Weed is a partner. Under the terms of this agreement, the Company pays Weed & Co. LLP for certain specified legal services. The Company paid Weed & Co. LLP $139,500 for legal services during the fiscal year ended February 28, 2013.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

On October 7, 2010, our Board of Directors approved the engagement of Rosenberg Rich Baker Berman & Company (“RRBB”) to serve as our principal independent public accountant to audit our financial statements for the fiscal year ended February 28, 2013. RRRB served as our principal independent public accountant to audit our financial statements for the fiscal year ended February 29, 2012.

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

	Years Ended February 28 and 29,
	2013	2012

Audit Fees	$69,225	$44,700
Audit-related fees	$–	$–
Tax fees	$–	$–
Registration Statement Fees	$–	$–
All other fees	$–	$–

Our Board of Directors established a policy whereby the outside auditors are required to seek pre-approval on an annual basis of all audit, audit-related, tax and other services by providing a prior description of the services to be performed. For the year ended February 28, 2013, 100% of all audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by RRBB was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

PART IV

ITEM 15.	EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation - incorporated by reference to the Form SB-2 filed June 2, 2006 (SEC Accession Number 1002014-6-418)
3.2	Bylaws - incorporated by reference to the Form SB-2 filed June 2, 2006 (SEC Accession Number 1002014-6-418)
3.3	Articles of Amendment to the Articles of Incorporation to change name to Gold Bag, Inc. - incorporated by reference to the Form 10-K for the year ended February 28, 2011 filed June 13, 2011 (SEC Accession Number 1019687-11-1937)
3.4	Certificate of Amendment to Articles of Incorporation - incorporated by reference to the Form 10-K for the year ended February 28, 2011 filed June 13, 2011 (SEC Accession Number 1019687-11-1937)
3.5	Certificate of Amendment to Articles of Incorporation – name change to Focus Gold Corporation - incorporated by reference to the Form 10-K for the year ended February 28, 2011 filed June 13, 2011 (SEC Accession Number 1019687-11-1937)
3.6	Certificate of Amendment to Articles of Incorporation - incorporated by reference to the Form 8-K filed October 19, 2012 (SEC Accession Number 1019687-12-4384)
4.1	Specimen Stock Certificate for Common Stock - incorporated by reference to the Form SB-2 filed June 2, 2006 (SEC Accession Number 1002014-6-418)
4.2	2011 Stock & Stock Option Compensation Plan - incorporated by reference to the Form 10-K for the year ended February 28, 2011 filed June 13, 2011 (SEC Accession Number 1019687-11-1937)
4.3	2012 Stock & Stock Option Compensation Plan - incorporated by reference to the Form S-8 filed on October 16, 2012 (SEC Accession Number 1019687-12-3686)
4.4	Certificate of Designations of the Series A Preferred Stock – incorporated by reference to the Form 8-K filed October 19, 2012 (SEC Accession Number 1019687-12-3752)
4.5	Certificate of Designations of the Series B Non-Voting 6% Convertible Preferred Stock – incorporated by reference to the Form 8-K filed October 19, 2012 (SEC Accession Number 1019687-12-3752)
4.5	Common Stock Purchase Warrant - incorporated by reference to the Form 8-K filed April 5, 2013 (SEC Accession Number 1019687-13-1238)
10.1	Share Purchase Agreement with European Resource Capital Inc. – incorporated by reference to the Form 8-K filed October 5, 2012 (SEC Accession Number 1019687-12-3634)
10.2	Share Purchase Agreement with Santiago Leon Avaleyra, Eduardo Zayas Duenas and Carmen Leticia Calderon Leon - incorporated by reference to the Form 8-K filed February 14, 2013 (SEC Accession Number 1019687-13-474)
10.3	Assignment Agreement with Distressed Debt Investment Corp and European Resource Capital Inc. - incorporated by reference to the Form 8-K filed March 29, 2013 (SEC Accession Number 1019687-13-1050)
10.4	Private Placement Subscription Agreement - incorporated by reference to the Form 8-K filed April 5, 2013 (SEC Accession Number 1019687-13-1238)

21.1	List of Subsidiaries*
31.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a)*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sect 1350*

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 31, 2013

/s/ Gordon F. Lee
Gordon F. Lee
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

May 31, 2013

/s/ Gordon F. Lee
Gordon F. Lee
Chief Executive Officer and Director

/s/ Richard O. Weed
Richard O. Weed, Director

FOCUS GOLD CORPORATION

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Focus Gold Corporation

We have audited the accompanying balance sheets of Focus Gold Corporation as of February 28, 2013 and February 29, 2012, and the related statements of operations, stockholders’ equity, and cash flows for each of the years ended February 28, 2013 and February 29, 2013. Focus Gold Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Focus Gold Corporation as of February 28, 2013 and February 29, 2012, and the results of its operations and its cash flows for the years ended February 28, 2013 and February 29, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rosenberg Rich Baker Berman & Company

Somerset, NJ

May 31, 2013

FOCUS GOLD CORPORATION

(An Exploration Stage Company)

Consolidated Balance Sheets

ASSETS
	February 28,	February 29,
	2013	2012

Current Assets
Cash and cash equivalents	$1,237	$2,641
Taxes and other amounts receivable	–	12,214
Prepaid expenses	–	40,918
Current assets of discontinued operations	–	1,036,584
Total Current Assets	1,237	1,092,357

Equipment	–	2,835
Mineral property rights	–	50,000
Long term note receivable	2,085,602	–
Long term assets of discontinued operations	–	12,388,624
Total Assets	$2,086,839	$13,533,816

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$467,336	$345,138
Accounts payable and accrued expenses - related	28,093	130,092
Notes payable, net of discounts	832,737	1,111,811
Derivative liabilities	1,773,986	–
Current liabilities of discontinued operations	–	1,161,819
Total Current Liabilities	3,102,152	2,748,860

Long-Term Debt
Long term liabilities of discontinued operations	–	351,402
Total Liabilities	$3,102,152	$3,100,262

Contingencies and Commitments	–	–
Stockholders' Equity
Preferred stock, $0.00001 par value, authorized 100,000,000 shares
Series A, 3,000,000 authorized and outstanding as of February 28, 2013 and nil at February 29, 2012	30	–
Series B, 7,000,000 authorized, 1,850 issued and outstanding as of February 28, 2013 and nil at February 29, 2012	–	–
Common stock, $0.00001 par value, authorized 50,000,000 shares, 8,734,877 shares issued and outstanding as of February 28, 2013 4,951,252 shares issued and outstanding as of February 29, 2012	87	50
Additional paid-in capital	18,409,825	17,401,932
Accumulated other comprehensive income (loss)	–	–
Accumulated deficit prior to exploration stage	(414,284)	(414,284)
Accumulated deficit during exploration stage	(18,815,146)	(6,554,144)
Treasury stock	(195,825)	–
Total Stockholders' Equity	(1,015,313)	10,433,554

Total Liabilities and Stockholders' Equity	$2,086,839	$13,533,816

The accompanying notes are an integral part of these consolidated financial statements

FOCUS GOLD CORPORATION

 (An Exploration Stage Company)

Consolidated Statements of Operations

	For the Year Ended		For the period October 1, 2010 (Entry into Exploration Stage) to
	February 28, 2013	February 29, 2012	February 28, 2013

Revenues	$–	$–	$–

Operating Expenses
Exploration expense	80,000	232,779	326,020
Mineral property impairment	50,000	–	50,000
General & administrative expenses	740,813	2,836,434	4,344,133

Total Operating Expenses	870,813	3,069,213	4,720,153

Other Income (Expenses)
Interest income	80,097	27,348	107,445
Amortization of debt discount	(747,779)	(17,076)	(764,855)
Interest and financial fees	(1,733,594)	(475,153)	(2,208,747)
Change in derivative liabilities	603,961	–	603,961
Gain on extinguishment of debt	316,586	–	207,927
Note receivable impairment	(545,849)	–	(545,849)
Loss on settlement	(111,736)	(108,659)	(111,736)
Total Other Income (Expenses)	(2,138,314)	(573,540)	(2,711,864)

Net Loss from Continuing Operations	$(3,009,127)	$(3,642,753)	$(7,432,017)

Loss from operations of the discontinued entities	(1,976,468)	(1,932,890)	(4,109,307)
Loss on disposal of the discontinued entities	(7,399,930)	–	(7,399,930)
Loss from discontinued operations attributable to non-controlling interest	125,448	1,575	127,023
Loss from Discontinuing Operations attributable to Focus Gold	(9,250,950)	(1,931,315)	(11,382,214)
Net Loss	(12,260,077)	(5,574,068)	(18,814,221)
Preferred Share Dividends	925	–	925

Net Loss Attributable to Focus Gold Stockholders	$(12,261,002)	$(5,574,068)	$(18,815,146)

Basic and Diluted Net Loss Per Share, Continuing Operations	$(0.48)	$(0.77)
Basic and Diluted Net Loss Per Share, Discontinued Operations	$(1.47)	$(0.41)

Weighted average number of shares outstanding, basic and diluted	6,291,079	4,760,179

The accompanying notes are an integral part of these consolidated financial statements

FOCUS GOLD CORPORATION

(An Exploration Stage Company)

Consolidated  Statements of Cash Flows

	For the Year Ended		For the period October 1, 2010 Entry into Exploration Stage) to
	February 28, 2012	February 29, 2012	February 28, 2013

Cash Flows from Operating Activities
Net Loss	$(12,260,077)	$(5,574,068)	$(18,814,221)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,840	1,735	4,830
Amortization of debt discount	747,779	17,076	764,854
Non-cash interest and financial fees	1,593,508	465,153	2,058,661
Change in derivative liabilities	(603,961)	–	(603,961)
Gain on settlement of debt	(316,586)	–	(207,927)
Loss on settlement	111,736	108,659	111,736
Stock based compensation	30,000	1,510,167	1,842,200
Mineral property impairment	50,000	–	50,000
Note receivable impairment	545,849		545,849
Interest income	(80,097)	–	(80,097)
Common stock issued for services	182,977	276,950	488,609
Change in operating assets and liabilities:
Decrease/ (Increase) in taxes and other amounts receivable	12,214	(12,216)	114,614
Decrease in prepaid expenses	5,000	–	(6,087)
Increase in accounts payable and accrued expenses	334,938	204,416	608,529
Increase in accounts payable and accrued expenses - related	64,218	79,378	138,365
Cash flows from operating activities - discontinued operations	9,088,662	476,798	9,475,451

Net Cash Used in Operating Activities	(491,000)	(2,445,952)	(3,508,595)

Cash Flows From Investing Activities
Pre-acquisition loans to former subsidiary	–	(865,347)	(1,065,347)
Post acquisition loan to former subsidiary	(231,832)	(587,693)	(1,089,525)
Purchase of equipment	–	(1,268)	(4,826)
Cash flows from investing activities - discontinued operations	31,832	951,335	1,194,064

Net Cash Used in Investing Activities	(200,000)	(502,973)	(965,634)

Cash Flows From Financing Activities
Proceeds from the sale of preference stock	30,000	–	30,000
Proceeds from the sale of common stock	–	1,877,720	2,912,455
Proceeds from notes payable	604,000	570,000	1,174,000
Cash flows from financing activities - discontinued operations	53,063	303,183	353,714

Net Cash Provided by Financing Activities	687,063	2,750,903	4,470,169

Net Decrease in Cash	$(3,937)	$(198,022)	$(4,060)

Foreign currency translation adjustment	2,533	(171)	5,291

Cash and Cash Equivalents at Beginning of Period	$2,641	$200,834	$6

Cash and Cash Equivalents at End of Period	$1,237	$2,641	$1,237

Cash paid for
Interest	$–	$–	$–
Income Taxes	$–	$–	$–

The accompanying notes are an integral part of these consolidated financial statements

FOCUS GOLD CORPORATION

(An Exploration Stage Company)

Consolidated Statement of Stockholders' Equity

	Preferred Series A		Preferred Series B		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated Deficit Prior to Exploration	Accumulated Deficit During Exploration	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stage	Stage	Stock	Equity
Balances at February 28, 2011	–	$–	–	$–	2,897,292	$29	$6,992,498	$396	$(414,284)	$(980,076)	$–	$5,598,563
Common stock issued for cash in private placements with warrants at $8.00 per unit (net of commissions)	–	–	–	–	220,538	2	1,697,718	–	–	–	–	1,697,720
Common stock issued for consulting services at $2.80 per share	–	–	–	–	125,000	1	349,999	–	–	–	–	350,000
Common stock issued for consulting services at $2.00 per share	–	–	–	–	225,000	2	449,998	–	–	–	–	450,000
Common stock issued at $2.05 per share for debt of subsidiary	–	–	–	–	50,000	1	102,485	–	–	–	–	102,486
Common stock issued for consulting services at $2.60 per share	–	–	–	–	150,000	2	389,998	–	–	–	–	390,000
Common stock issued for cash in private placements at $3.00 per unit (Net of commissions)	–	–	–	–	66,667	1	146,855	–	–	–	–	146,856
Common stock issued for consulting services at $4.60 per share	–	–	–	–	12,500	–	57,500	–	–	–	–	57,500
Common stock issued for acquisition of discontinued subsidiary and accruals of non-controlling interest	–	–	–	–	1,185,788	12	5,160,441	–	–			5,160,453
Common stock issued for settlement of debt of subsidiary at $9.80 per share	–	–	–	–	18,467	–	181,763	–	–	–	–	181,763
Stock option expense	–	–	–	–	–	–	1,510,167	–	–	–	–	1,510,167
Warrants issued for debt discount	–	–	–	–	–	–	362,510	–	–	–	–	362,510
Comprehensive income (loss)	–	–	–	–	–	–	–	(396)	–	–	–	(396)
Net loss for the year ended February 29, 2012	–	–	–	–	–	–	–	–	–	(5,574,068)	–	(5,574,068)

FOCUS GOLD CORPORATION

(An Exploration Stage Company)

Consolidated Statement of Stockholders' Equity

(continued)

	Preferred Series A		Preferred Series B		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated Deficit Prior to Exploration	Accumulated Deficit During Exploration	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stage	Stage	Stock	Equity
Balances at February 29, 2012	–	$–	–	$–	4,951,252	$50	$17,401,932	$–	$(414,284)	$(6,554,144)	$–	$10,433,554
Common stock issued for exercises of conversions of notes payable at various prices per share	–	–	–	–	2,918,403	29	571,781	–	–	–	–	571,810
Common stock issued at $0.88 per share for settlement of fees and interest on notes payable	–	–	–	–	50,000	–	44,000	–	–	–	–	44,000
Common stock issued at $0.81 per share for settlement of fees and interest on notes payable	–	–	–	–	150,000	1	121,499	–	–	–	–	121,500
Common shares issued at $0.80 per share for contract settlement	–	–	–	–	5,000	–	4,000	–	–	–	–	4,000
Common stock issued at $0.433 per share for notes payable penalties	–	–	–	–	80,000	1	34,659	–	–	–	–	34,660
Common stock issued at $0.305 per share for notes payable penalties	–	–	–	–	80,000	1	24,399	–	–	–	–	24,400
Common stock issued for consulting services at $0.16 per share	–	–	–	–	500,000	5	79,995	–	–	–	–	80,000
Shares issued at January 15, 2013 for rounding on 20:1 reverse-split	–	–	–	–	222	–	–	–	–	–	–	–
170,000 Focus Gold Corporation shares acquired in settlement of amounts payable and held as treasury shares	–	–	–	–	–	–	–	–	–	–	(129,200)	(129,200)
512,501 Focus Gold Corporation shares acquired in sale of former subsidiary and held as treasury shares	–	–	–	–	–	–	–	–	–	–	(66,625)	(66,625)
Warrants issued for debt discount	–	–	–	–	–	–	67,590	–	–	–	–	67,590
Series A Preference shares issued October 19, 2012 at fair value of $0.02 per share	3,000,000	30	–	–	–	–	59,970	–	–	–	–	60,000
Series B Preference shares issued January 31, 2013 to settle accounts payable at fair value of $129.15 per share	–	–	1,850	–	–	–	–	–	–	–	–	–
Comprehensive income (loss)	–	–	–	–	–	–	–	–	–	–	–	–
Net loss for the year ended February 28, 2013	–	–	–	–	–	–	–	–	–	(12,260,077)	–	(12,260,077)
Dividends										(925)		(925)
Balances at February 28, 2013	3,000,000	$30	1,850	$–	8,734,877	$87	$18,409,825	$–	$(414,284)	$(18,815,146)	$(195,825)	$(1,015,313)

The accompanying notes are an integral part of these consolidated financial statements

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Consolidated Financial Statements

For the years ended February 28, 2013 and February 29, 2012

1.	Organization and Description of Business

Focus Gold Corporation (the "Company") was incorporated on December 23, 2005 under the laws of the state of Nevada under the name Real Estate Referral Center Inc. On April 21, 2009, the Company changed its name to Gold Bag, Inc. and effective June 6, 2011 to Focus Gold Corporation. In October 2010 the Company entered into an option agreement with Victoria Gold Inc. for the right to explore and purchase mineral claims located in Ontario Canada and since that time the Company’s principal business has been the acquisition and exploration of mineral resources. The Company is considered an exploration stage company and its financial statements are presented in a manner similar to a development stage company as defined in FASC 915-10-05, and interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7. As at February 28, 2013, the Company has disposed of all its mineral properties and the Company intends to restructure itself and has engaged an outside consultant to identify, review, and assess additional mineral properties for purchase. The Company has developed a private equity strategy to acquiring gold mining properties following several key investment criteria that include properties that are in safe governmental jurisdictions primarily in the Americas; that provide geographic diversification across its portfolio; invest $500,000 to $5 million in projects with significant exploration upside; and where possible, the Company will acquire properties with existing capable management teams and then provide senior level experienced management oversight. Once a property has matured, the Company will seek to divest of the property either through a strategic sale or through a spin-off into a stand-alone public company.

On December 31, 2010, the Company acquired 100% ownership of Fairfields Gold S.A. de CV (“Fairfields”), a Mexican corporation involved in the exploration and expansion of its mineral properties. On October 25, 2011, through its wholly owned subsidiary Focus Celtic Gold Corporation (“Celtic”) the Company completed on the acquisition of 98.65% ownership of Metallum Resources Plc. (“Metallum”), an England &Wales corporation which is involved in the exploration and expansion of its mineral properties. Subsequent to the acquisition, the Company exchanged shares of Celtic for settlement of accounts payable reducing the Company’s equity stake in Celtic to 92.16%. On October 5, 2012, the Company sold its 92.16% interest in Celtic. The associated assets and liabilities of Celtic and Metallum have been classified as discontinued operations at February 29, 2012. The operations of Celtic and Metallum Resources Plc. through October 5, 2012 have been reflected in loss from operations of discontinued entities in the consolidated statements of operations. On February 8, 2013, the Company sold its 100% interest in Fairfields. The associated assets and liabilities of Fairfields have been classified as discontinued operations at February 29, 2012. The operations of Fairfields through February 8, 2013 have been reflected in loss from operations of discontinued entities in the consolidated statements of operations.

The prior period results of continuing operations of Celtic and Fairfields have been reclassified to loss from discontinued operations. All significant intercompany accounts and transactions are eliminated in consolidation.

2.	Significant Accounting Policies

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the consolidated financial statements.

(a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These consolidated financial statements represent the consolidation of the Company with its subsidiary Focus Gold Mexico Limited and as discontinued operations, its former subsidiaries Fairfields Gold S.A. de CV at February 29, 2012 and for the period since December 31, 2010 through February 8, 2013 and Focus Celtic Gold Corporation and Metallum Resources Plc. at February 29, 2012 and for the period since October 25, 2011 through October 5, 2012. All significant intercompany transactions have been eliminated.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Consolidated Financial Statements

For the years ended February 28, 2013 and February 29, 2012

The Company is considered an exploration stage company and its financial statements are presented in a manner similar to a development stage company as defined in ASC 915 “Development stage entities”, and interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7. Pursuant to the rules and regulations of the Securities and Exchange Commission, a mining company in the exploration stage should not refer to itself as a development stage company in its financial statements. The Company is required to provide additional disclosures from its date of inception, or the date the Company was reactivated to undertake exploration stage activities; therefore, the statement of operations, stockholders’ equity and comprehensive loss and cash flows include cumulative amounts from October 1, 2010 to February 28, 2013.

The Company is in the business of exploring and developing its mineral properties and having disposed of all of its mineral properties or interests in mineral properties it has acquired since entering the exploration stage in October 2010, the Company intends to restructure itself and has engaged an outside consultant to identify, review, and assess additional mining properties for purchase. The acquisition of such mineral properties is dependent on the availability of properties that meet the Company’s business objectives and on the ability of the Company to obtain necessary financing to acquire such property or properties and undertake exploration or exploitation thereon to determine the existence of economically recoverable reserves.

(b)	Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. To limit its credit risk exposure for amounts in excess of federally insured limits, the Company places its deposits with financial institutions of high credit standing.

(c)	Equipment

Equipment is recorded at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over three to five years, which represents the estimated useful lives of the assets.

(d)	Mineral Properties, Leases and Exploration and Development Costs

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

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Consolidated Financial Statements

For the years ended February 28, 2013 and February 29, 2012

(e)	Derivative Instruments

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

During the year ended February 28, 2013, the Company recorded an impairment charge on its Metallum properties and Watabeag & Russell claims (Notes 3 and 7 respectively).

(g)	Stock-based Compensation

The Company accounts for stock based compensation to employees as required by ASC718: Compensation-Stock Compensation and stock based compensation to nonemployees as required by ASC505-50: Equity-Based Payments to Non-Employees.  Options and warrants are valued using the Black-Scholes pricing model (See Note 10). The offset to the recorded stock based compensation cost is to additional paid-in capital. Consideration received on the exercise of stock options is recorded as share capital and additional paid-in capital and the related additional paid-in capital is transferred to share capital.

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

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Consolidated Financial Statements

For the years ended February 28, 2013 and February 29, 2012

The Company follows the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. The Company recognized no increase in the liability for unrecognized tax benefits. The Company has no tax position at February 28, 2013 or February 29, 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest and financial expenses in other income (expenses) on the consolidated statement of operations. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at February 28, 2013 or February 29, 2012 other than for payroll taxes unpaid and flow-through shares issued in Canada. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its exploration stage activities.

(j)	Net Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC Topic 260 Earnings Per Share. ASC Topic 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At February 28, 2013, the total number of potentially dilutive shares of common stock excluded from basic net loss per share as anti-dilutive was 320,000 from options and 282,262 from warrants.

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

The functional currency of the Company’s former subsidiary Fairfields, is the Mexican Peso. The functional currency of the Company’s former subsidiary Metallum is the British Pound. The financial statements of the Company’s foreign subsidiaries are translated to United States dollars in accordance with ASC Topic 830 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in current operations.

(l)	Share Capital

The Company records proceeds from share issuances, net of issue costs. Shares issued for consideration other than cash are valued in accordance with ASC 845: nonmonetary transactions, at the fair value of the nonmonetary assets acquired or the fair value of the nonmonetary asset given up.

(m)	Flow-Through Common Shares

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

For the years ended February 28, 2013 and February 29, 2012

(n)	Warrants

The Company accounts for warrants issued in conjunction with stock issuances under private placement using the fair value method. Under this method, the value of warrants issued is measured at fair value at the grant date using the Black-Scholes valuation model and recorded as share capital and additional paid-in capital.

The Company recognized the value of detachable warrants issued in conjunction with issuance of notes payable using the Black-Scholes pricing model. The Company recorded the relative fair value of the warrant as an increase to additional paid-in capital and discount against the related debt. The discount attributed to the value of the warrants is being amortized over the term of the underlying debt instrument.

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

(p)	Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (ASU No. 2011-04) “Fair Value Measurement” (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. As a result of the new guidance, U.S. GAAP and the IFRSs have the same definition and meaning of fair value and the same substantive disclosure requirements about fair value measurements (with minor differences in wording and style). ASU No. 2011-04 amends Topic 820 in two ways. Specifically, some of the amendments clarify how to apply the existing fair value measurement and disclosure requirements, while some of the amendments change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements. ASU No. 2011-04 and IFRS 13 do not extend the use of fair value accounting, but rather provide guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRS. ASU No. 2011-04 supersedes much of the guidance in ASC Topic 820, but also clarifies existing guidance and changes certain wording in order to align ASC Topic 820 with IFRS 13. IFRS 13 provides, for the first time, a precise definition of fair value and a single source of fair value measurement requirements, disclosure requirements, and related guidance for use across the IFRSs. The Company’s adoption of this policy did not have a material effect on the Company’s consolidated financial statements.

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

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Consolidated Financial Statements

For the years ended February 28, 2013 and February 29, 2012

In September 2011, the FASB issued ASU No. 2011-08, which updates the guidance in ASC Topic 350, “Intangibles – Goodwill& Other” (ASU-2011-08). The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments in ASU 2011-08 include examples of events and circumstances that an entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, however the examples are not intended to be all-inclusive and an entity may identify other relevant events and circumstances to consider in making the determination. The examples in this ASU 2011-08 supersede the previous examples under ASC Topic 350 of events and circumstances an entity should consider in determining whether it should test for impairment between annual tests, and also supersede the examples of events and circumstances that an entity having a reporting unit with a zero or negative should consider in determining whether to perform the second step of the impairment test. Under the amendments in ASU 2011-08, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit's fair value from a prior year as previously permitted under ASC Topic 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 did not have a material impact on the Company's financial position or results of operations.

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

Effective January 1, 2013, the Company adopted ASU No. 2013-02, “Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which amends ASC 220, “Comprehensive Income.” The amended guidance in ASU No. 2013-02 requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amended guidance does not change the current requirements for reporting net income or other comprehensive income. The adoption of ASU No. 2013-02 did not have a significant impact on the Company’s consolidated financial statements.

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

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss of $12,260,077 during the year ended February 28, 2013, and has an accumulated deficit of $18,815,146 since entry into the exploration stage. Additionally, the Company is in default of various notes with principal amounts aggregating $270,000. The Company changed its principal business to the development and exploitation of mineral properties in October 2010, but has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Consolidated Financial Statements

For the years ended February 28, 2013 and February 29, 2012

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

(r)	Fair Value Measurements

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

Given the conditions surrounding the trading of the Company’s equity securities, the Company values its derivative instruments related to embedded conversion features and warrants from the issuance of convertible debentures in accordance with the Level 3 guidelines. For the year ended February 28, 2013, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these condensed consolidated financial statements. The fair value of warrants and embedded conversion features that have exercise reset features are estimated using an adjusted Black-Scholes model based on the Company’s estimation of the likelihood of the occurrence of a reset.

	Balance at February 29, 2012	New Issuances	Changes in Fair Values	Balance at February 28, 2013
Level 3 –
Derivative liabilities from:
Conversion features	$–	$1,959,416	$(1,204,105)	$755,311
Warrants	–	418,531	600,144	1,018,675
	$–	$2,377,947	$(603,962)	$1,773,986

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

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Consolidated Financial Statements

For the years ended February 28, 2013 and February 29, 2012

(s)	Reclassification

Certain amounts in the balance sheet of February 29, 2012 and statement of operations for the year ended February 29, 2012 have been reclassified to conform with the current year’s presentation.

All references to common shares of the Company have been adjusted to give effect to the implementation of a 20:1 reverse split of the Company’s authorized and issued common stock which was effected on January 14, 2013.

3.	Discontinued Operations

On October 5, 2012 the Company entered an agreement with European Resource Capital Inc. for the sale of the Company’s 24,420,000 shares of common stock of Celtic (92.16% interest), 64,987,982 Metallum options providing the acquirer with the option to acquire an additional 64,987,982 common shares of Metallum for £0.10 per share through December 31, 2012 and amounts receivable from Celtic of approximately $217,031 in exchange for $2,500,000 (Canadian) ($2,553,887 at exchange rates at the date of this transaction). European Resource Capital Inc. issued the Company an eight percent (8%) 5 year $2,500,000 (Canadian) promissory note payable that is secured by the 24,420,000 shares of Celtic common stock.

On February 8, 2013, the Company’s wholly owned subsidiary Focus Gold Mexico Limited entered into a share purchase agreement with three individuals, Santiago Leon Avaleyra, Eduardo Zayas Dueñas and Carmen Leticia Calderon Leon, as purchasers, to sell its 50 shares of common stock in Fairfields Gold, S.A. de C.V. for $1,900,000 or purchasers can return the original consideration from the December 31, 2010 transaction (512,500 shares of the Company’s common stock) on the closing date of February 20, 2013. On closing, the Company received as consideration 512,501 shares of its common stock with an aggregate fair value as at February 8, 2013 of $66,625. The 512,501 shares of common stock received has been recorded as treasury stock on the consolidated balance sheet pending cancellation.

A summarized statement of operations for the discontinued operations for the years ended February 28, 2013 and February 29, 2012 is as follows:

	February 28,	February 29,
	2013	2012

Revenues	$–	$–

Exploration expense	102,723	694,015
Mineral property impairment	7,695,828	–
General and administrative	1,488,272	1,093,571
Total operating expenses	9,286,823	1,787,587

Net (gain) loss on assets and liabilities disposed of	(295,898)
Amortization of debt discount	366,084	120,516
Interest and finance cost	19,389	24,788
Non-controlling interest in operations	(125,448)	(1,575)
Loss from discontinued operations	$(9,250,950)	$(1,931,315)

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Consolidated Financial Statements

For the years ended February 28, 2013 and February 29, 2012

Assets classified as Assets from Discontinued Operations:

	February 28,	February 29,
	2013	2012

Assets	$	$
Cash and cash equivalents	–	82,795
Prepaid expenses	–	866,831
Taxes receivable	–	86,958
Total current assets classified as discontinued operations	–	1,036,584

Equipment	–	10,069
Long-term prepaid expenses	–	150,516
Mineral property expenses	–	12,228,039
Total long term assets classified as discontinued operations	$–	$12,388,624

Liability classified as Liabilities from Discontinued Operations:

	February 28,	February 29,
	2013	2012

Liabilities	$	$
Accounts payable and accrued expenses	–	412,457
Accounts payable and accrued expenses - related	–	156,414
Notes payable, net of discounts	–	21,656
Mineral option payment liability	–	571,292
Total current liabilities classified as from discontinued operations	–	1,161,819

Long term mineral option payment liability	–	334,468
Comprehensive income (loss)	–	(52,110)
Non-controlling interest	–	69,044
Total long term liabilities classified as discontinued operations	$–	$351,402

4.	Disposition of Interest in Subsidiary

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

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Consolidated Financial Statements

For the years ended February 28, 2013 and February 29, 2012

As at October 5, 2012, the Company owned a 92.16% interest in Celtic before the sale described in Note 3- “Discontinued Operations”.

5.	Acquisitions

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

On October 25, 2011, the Company closed on the Metallum Acquisition Agreement. The acquisition was accounted for as an asset acquisition. In consideration, based on arms-length negotiations, the Company issued 1,185,787 shares of its common stock to stockholders of Metallum at an agreed price of $9.80 per share for 72,971,475 or 98.65% of Metallum’s outstanding shares and issued 1,056,055 options for the purchase of common shares of the Company with an exercise price of $9.80 per share expiring December 31, 2012 for 64,987,982 or approximately 99.5% of Metallum’s 64,987,982 outstanding options.

Fair Value Determination and Allocation of Consideration Transferred

The fair value of the 1,185,787 common shares was determined to be $3.80 per share based on the fair value of the Company’s stock on October 25, 2011, the acquisition date. The options were valued at $654,464 using a Black Scholes valuation model. The following assumptions were used in the Black Scholes calculation: expected life of 1.18 years; volatility of 98.5%; no dividend yield; and a risk free interest rate of 0.11%.

The following is a summary of the estimates of the fair value of the acquired assets less assumed liabilities at the acquisition date:

Net assets acquired and liabilities assumed:

Cash	$3,303
Taxes recoverable and prepaid expenses	69,217
Equipment	10,850
Mineral property rights	6,142,038
Accounts payable and accrued liabilities	(994,336)
Non-controlling interest	(70,619)
Paid by issuance of 1,185,787 shares of common stock and 1,056,055 options to purchase shares of the Company’s common stock until December 31, 2012	$5,160,453

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Consolidated Financial Statements

For the years ended February 28, 2013 and February 29, 2012

On October 5, 2012, the Company sold 100% of its interest in Metallum Resources, Plc. See Note 3.

6.	Equipment

	February 29, 2013			February 28, 2012
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value

Computer and office equipment	$4,826	$4,826	$–	$4,826	$1,991	$2,835
	$4,826	$4,826	$–	$4,826	$1,991	$2,835

7.	Mineral Property Rights

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

On November 27, 2012, the Company reached agreement with Victoria Gold Corp. to terminate the option agreement without liability or obligation by the Company. The Company has accordingly expensed the $50,000 carrying value of the Watabeag & Russell to impairment of mineral properties in the consolidated statement of operations for the year ended February 28, 2013.

As at November 27, 2012 (the date of the option’s expiry), the Company had not commenced exploration activities on these properties.

8.	Note Receivable

On October 5, 2012 the Company entered a sales agreement with European Resource Capital Inc. for the sale of the Company’s 24,420,000 shares of common stock of Celtic (92.16% interest), 64,987,982 Metallum options providing the acquirer with the option to acquire an additional 64,987,982 common shares of Metallum for £0.10 per share through December 31, 2012 and amounts receivable from Celtic of $217,031 in exchange for payment of $2,500,000 (Canadian) ($2,553,887 at exchange rates at the date of this transaction). European Resource Capital Inc. issued the Company an eight percent (8%) 5 year $2,500,000 (Canadian) promissory note payable that is secured by the 24,420,000 shares of Celtic common stock. The sales agreement acknowledges that JMJ Financial has an unperfected lien against 25% of the purchased shares. Where the Company is unsuccessful in removing JMJ Financials’ unperfected lien, European Resource Capital may settle such lien and reduce the $2,500,000 (Canadian) promissory note by 35% of its present value.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Consolidated Financial Statements

For the years ended February 28, 2013 and February 29, 2012

On March 21, 2013 the Company restructured its relationship with European Resource Capital Inc. (“ERC”) by entering an Assignment Agreement dated March 21, 2013 with ERC and Distressed Debt Investment Corp. Under the Assignment Agreement, the Company was paid $200,000 (Canadian Dollars, $193,602 at exchange rates at April 1, 2013 the date of receipt of proceeds) and received a one percent (1%) net smelter return royalty in the minerals extracted from the properties comprising the prospecting licenses in Ireland, Northern Ireland and Scotland currently registered in the name of Celtic or its subsidiaries. The fair value of the 1% smelter return royalty of $1,892,000 was based on an independent third party valuation analysis using estimates and assumptions provided by management of Celtic, and other information compiled by management of Celtic. The fair value of the consideration received during the restructuring in March 2013 aggregating $193,602 has been reflected in the determination of fair value of the $2,500,000 (Canadian) promissory note and accrued interest at February 28, 2013 and the difference of $545,849 has been recorded in the consolidated statement of operations for the year ended February 28, 2013 as an impairment of note receivable.

9.	Notes Payable

In July 2011, the Company entered into a Demand Promissory Note (the “Note”) with a private investor as the lender with the principal amount of $200,000. The Note was payable on demand after August 30, 2011 and accrued interest at the rate of 2% per month calculated and compounded monthly until maturity. A commitment, arrangement and placement fee of $59,000 was payable at maturity. The commitment, arrangement and placement fee of $59,000 was initially recorded as a discount to the Note. The Note had a provision that if not repaid upon demand within 3 days, the lender may elect to receive as full repayment for the loan in restricted common stock of the Company at the rate of five times the principal divided by the 10 day average closing price of the Company’s common stock prior to the date of demand. On March 1, 2012, the Company finalized a settlement agreement with the lender for an amount of $400,000 as full and complete satisfaction of principal, interest, commitment arrangement, placement fees and any other rights of the lender under the Note. On March 29, 2012, the Company reached a settlement agreement on its Note, to settle the amount owing at $400,000. The Note was further amended to remove any provisions that allowed for payment of the loan through penalty shares which was replaced with a convertible feature. Under the amendments the Note accrued interest at 1%, per month compounded monthly, and matured October 1, 2012, and was convertible at any time into shares of the Company’s common stock, at the holder’s option, at a conversion price, equal to 80% of the average of the three lowest trade prices for the Company’s common stock during the 20 trading days prior to the conversion. No interest or principal payments were required until the maturity date. The Company determined that the resulting modifications of the Note were not substantial in accordance with ASC 470-50, “Modifications and Extinguishments”, thus modification accounting was applied. The Note was determined to have a derivative liability related to its conversion feature with a fair value of $457,552 at March 29, 2012. The fair value of the derivative liability was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 0.51 years; volatility of 91.7%; no dividend yield; and a risk free interest rate of 0.14%. The fair value of the derivative liability was recorded as a discount to the debt of $400,000 and $57,552 of interest and financing fees. The discount has been fully amortized to amortization of debt discount over the term of the Note and its conversion to shares of common stock. During the year ended February 28, 2013, this Note was converted into an aggregate 1,381,426 common shares of the Company.

In September 2011, the Company entered into two Demand Promissory Notes (the “Notes”) in the aggregate amount of $270,000. The Notes were due upon demand after November 14, 2011 ($200,000, the “September 14, 2011 Note”) and November 19, 2011 ($70,000, the “September 19, 2011 Note”). The Notes bear interest at the rate of 2% per month calculated and compounded monthly and a commitment arrangement and placement fee of $67,500 per month (less interest). On June 14 and 19, 2012 the Company entered into a Promissory Note Amending Agreement with the holders of the Notes where by the note holders have agreed to extend the maturity of the September 14, 2011 Note to September 14, 2012 and the September 19, 2011 Note to September 19, 2012 and to settle outstanding commitment, arrangement and placement fees of $554,825 in exchange for 200,000 shares of the Company’s common stock, and eliminate any future commitment, arrangement and placement fees under these promissory notes. In September 2012 the Notes with a principal amount of $270,000 matured without payment and are in default as of February 28, 2013. Under the terms of the Notes as modified, in the event of non-payment by the Company at maturity, the interest rate on the Notes increases to 5% per month and the Company is required to issue 57,500 and 20,000 shares of the Company’s common stock respectively in advance for each month of non-payment of the Notes. The fair value at February 28, 2013 of these penalty shares of $48,430 (February 29, 2012, $nil) and accrued interest of $178,101 (February 29, 2012, $30,310) are included in the Notes Payable in the consolidated balance sheet.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Consolidated Financial Statements

For the years ended February 28, 2013 and February 29, 2012

On October 25, 2011, the Company issued a 6% convertible redeemable secured note (the “6% Note”) for a principal amount of $100,000. The 6% Note was due and payable October 25, 2012 and accrued interest on the outstanding principal balance at the rate of 6% per annum. The 6% Note became convertible at any time after April 25, 2012, into shares of the Company's common stock at a conversion price that is equal to 70% of the lowest closing bid price of the Company’s common stock as reported on the National Quotations Bureau Pink Sheets on which the Company’s shares are traded, for any of the five trading days including the day upon which a Notice of Conversion is received by the Company. The exercise price was adjustable to a lower amount where within the three business days after the exercise the closing bid for the Company’s common stock was 5% lower than the price set out in the notice. As part of the loan, the Company issued to the note holder 33,333 transferable warrants to purchase one common share per warrant at $3.00 per share for a period of three years. The fair value of the 33,333 warrants was $96,372. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 3.0 years; volatility of 126.9%; no dividend yield; and a risk free interest rate of 0.43%. The relative fair value of the warrants was $49,076 and was recorded as a discount to the debt. The 6% Note and accrued interest of $3,914 were fully paid during the year ended February 28, 2013 through the conversion of the 6% Note to an aggregate of 268,762 shares of the Company’s common stock.

On March 22, 2012 the Company issued a Convertible Promissory Note to JMJ Financial (“JMJ”) in aggregate principal amount of $2,110,000 (the “JMJ Note”) advanced over time. In consideration for issuing of the JMJ Note and the 125,000 warrants, JMJ provided the initial funding of $275,000 (total of $356,000 through February 28, 2013). The JMJ Note bears interest at a one-time amount of 10%, matures three years from the date of issuance, is secured by 25% of the Company’s investment property and ownership or other equity interests the Company holds in Focus Celtic Gold Corporation, its wholly owned subsidiary, and is convertible into shares of the Company’s common stock, at JMJ’s option, at a conversion price, equal to 80% of the average of the three lowest trade prices for the Company’s common stock during the 20 trading days prior to the conversion. The Note was issued with a 10% original issue discount. The original issue discount of $39,556 is being accreted to amortization of debt discount over the term of the note. JMJ has agreed to restrict their ability to convert the JMJ Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s common stock. No interest or principal payments are required until the maturity date. The Note may be prepaid at any time prior to Maturity Date at 150%. The 125,000 warrants issued to JMJ entitle JMJ to purchase up to 125,000 shares of the Company’s common stock at $4.00 per share, subject to adjustment to maintain an aggregate exercise price of $500,000. The 125,000 common share purchase warrants may in certain circumstances be exercised in whole or part in a cashless exercise equal to the difference between the VWAP on the trading day immediately preceding the date on which the holder elects to exercise the warrant and the exercise price of the warrant times the number of warrants so being exercised. The warrant exercise price may be adjusted to a lesser amount than $4.00 where at any time while the warrant is outstanding and the Company sells or grants an option to purchase or sell or grant any right to re-price, or issue and share of common stock or security convertible into the Company’s common stock at an effective price less than the $4.00 exercise price, the exercise price shall be reduced to that lesser amount. The warrant is non-transferrable. The Company has determined that the warrants and the convertible feature of the JMJ Note are derivative liabilities with fair values of $418,531 and $867,469 respectively at their dates of issue. The fair value of the derivative liability was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 3.0 years; volatility of 102.6%; no dividend yield; and a risk free interest rate of 0.56%. The fair value of the derivative liability was recorded as a discount to the debt of $337,692 and $948,308 of interest and financing fees. The discount is being amortized to amortization of debt discount over the term of the JMJ Note. The unamortized discount at February 28, 2013 was $193,858. At February 28, 2013, the fair value of the derivative liability on the warrants and conversion feature was determined to be $1,018,675 and $291,921 respectively. The fair value of the derivative liability at February 28, 2013 was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 2.1 years; volatility of 109.39%; no dividend yield; and a risk free interest rate of 0.25%. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. On June 13, 2012 with the Company’s failure to file its Form 10-K for the year ended February 29, 2012, the Company entered into technical default on the JMJ Note. During the year ended February 28, 2013 the holder of the JMJ Note exercised conversion rights and the Company issued an aggregate 1,032,500 of its common stock for $58,417 principal amount of this note.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Consolidated Financial Statements

For the years ended February 28, 2013 and February 29, 2012

On July 23, 2012 the Company issued a 6% Redeemable Convertible Note (the “GEL Note”) to GEL Properties LLC. (“GEL”) in the amount of $100,000. The Company received net proceeds of $94,485. The GEL Note is due and payable July 23, 2013 and accrues interest on the outstanding principal balance at the rate of 6% per annum. The GEL Note is convertible at any time after January 23, 2013, into shares of the Company's common stock at a conversion price that is equal to 70% of the lowest closing bid price of the Company’s common stock as reported on the National Quotations Bureau Pink Sheets on which the Company’s shares are traded, for any of the five trading days including the day upon which a notice of conversion is received by the Company. At any time, the Company has the option to redeem the GEL Note and pay to the holder, 150% of the unpaid principal amount of the GEL Note, in full. As part of the loan, the Company issued to the note holder 71,429 transferable warrants to purchase one common share per warrant at $1.40 per share for a period of three years. The fair value of the 71,429 warrants was $25,738. The fair value of the warrants was calculated at the issue date using the Black-Scholes option pricing model with the following assumptions: expected life of 3.0 years; volatility of 91.32%; no dividend yield; and a risk free interest rate of 0.34%. The fair value of the warrants of $25,738 and was recorded as interest and financial fees. The GEL Note has been determined to have a derivative liability related to its conversion feature with a fair value of $104,954 at July 23, 2012. The fair value of the derivative liability was determined at the grant date using the Black-Scholes option pricing model with the following assumptions: expected life of 1 year; volatility of 84.96%; no dividend yield; and a risk free interest rate of 0.14%. The fair value of the derivative liability was recorded as a discount to the debt of $100,000 and $4,954 of interest and financing fees. The discount is being amortized to amortization of debt discount over the term of the note. The unamortized discount and the fair value of the derivative liability at February 28, 2013 was $35,952 and $53,480 respectively. During the year ended February 28, 2013 the holder of the GEL Note exercised conversion rights and the Company issued an aggregate 235,714 of its common stock for $9,500 principal amount of this note. The outstanding principal balance of the GEL Note at February 28, 2013 was $90,500.

On September 5, 2012, the Company issued an 8% convertible promissory note (the “8% Note”) to Asher Enterprises, Inc. for a principal amount of $68,000. The Company received net proceeds of $61,600. The 8% Note is due and payable June 7, 2013 and accrues interest on the outstanding principal balance at the rate of 8% per annum. Any time after 180 days following the date of this note, the 8% Note is convertible into shares of the Company's common stock at a conversion price that is equal to 58% of the average of the lowest three trading prices during the ten trading days preceding the date of conversion. The exercise price may be adjusted to a lower amount where the Company grants or sells shares or options or other convertible securities at a price that is lower than the then in effect conversion price. At any time up and until 180 days from the date of the 8% Note, the Company has the option to redeem the 8% Note for payment to the note holder ranging from 115% to 140% of the unpaid principal amount of the 8% Note.. In event of default, the Company is required to pay the note holder the greater of (i) 150% of the principal as well as interest and other amounts payable to the note holder or (ii) parity value of the common shares that would be issuable upon conversion multiplied by the highest closing price for the common stock during the period beginning on the date of the first occurrence of the default and ending one day prior to the mandatory payment date. In the event of default interest on the 8% Note accrues at 22% per annum. The 8% Note is secured with 170,000 of the Company’s common shares held in treasury. The 8% Note has been determined to have a derivative liability related to its conversion feature with a fair value of $119,619 at September 5, 2012. The fair value of the derivative liability was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 0.75 years; volatility of 82.48%; no dividend yield; and a risk free interest rate of 0.18%. The fair value of the derivative liability was recorded as a discount to the debt of $68,000 and $51,619 of interest and financing fees. The discount is being amortized to amortization of debt discount over the term of the note. The unamortized discount and the fair value of the derivative liability at February 28, 2013 was $24,480 and $49,268 respectively.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Consolidated Financial Statements

For the years ended February 28, 2013 and February 29, 2012

On October 15, 2012, the Company issued an 8% convertible promissory note (the “October 15 Note”) to Asher Enterprises, Inc. for a principal amount of $37,500.The Company received net proceeds of $33,125. The October 15 Note is due and payable July 17, 2013 and accrues interest on the outstanding principal balance at the rate of 8% per annum. Any time after 180 days following the date of this note, the October 15 Note is convertible into shares of the Company's common stock at a conversion price that is equal to 58% of the average of the lowest three trading prices during the ten trading days preceding the date of conversion. The exercise price may be adjusted to a lower amount where the Company grants or sells shares or options or other convertible securities at a price that is lower than the then in effect conversion price. At any time up and until 180 days from the date of the October 15 Note, the Company has the option to redeem the October 15 Note for payment to the note holder ranging from 115% to 140% of the unpaid principal amount of the October 15 Note. In event of default, the Company is required to pay the note holder the greater of (i) 150% of the principal as well as interest and other amounts payable to the note holder or (ii) parity value of the common shares that would be issuable upon conversion multiplied by the highest closing price for the common stock during the period beginning on the date of the first occurrence of the default and ending one day prior to the mandatory payment date. In the event of default interest on the October 15 Note accrues at 22% per annum. The October 15 Note has been determined to have a derivative liability related to its conversion feature with a fair value of $34,105 at October 15, 2012. The fair value of the derivative liability was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 0.75 years; volatility of 82.54%; no dividend yield; and a risk free interest rate of 0.18%. The fair value of the derivative liability was recorded as a discount to the debt of $34,105. The discount is being amortized to amortization of debt discount over the term of the note. The unamortized discount and the fair value of the derivative liability at February 28, 2013 was $15,559 and $31,457 respectively.

On November 30, 2012, the Company entered into a 6% convertible promissory note with Circadian Group in the amount of $54,325 in settlement of amounts payable due Circadian Group (the “Circadian Note”). The Circadian Note matures on May 31, 2013 and has a redemption premium of 110% of the principal amount including 6% interest payable on the principal amount. The holder of the Circadian Note may convert the principal amount and interest to shares of the Company’s common stock at any time at a conversion price equal to a 20% discount to the lowest closing price during the five trading days immediately prior to conversion notice, as reported by nasdaq.com. The Company has determined that the convertible feature of the Circadian Note is a derivative liability with fair value of $30,148 at November 30, 2012. The fair value of the derivative liability was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 0.5 years; volatility of 79.84%; no dividend yield; and a risk free interest rate of 0.13%. The fair value of the derivative liability was recorded as a discount to the debt of $30,148 and is being amortized to amortization of debt discount over the term of the note. The redemption premium of $5,435 is being amortized to amortization of debt discount over the life of the note. The unamortized discount, unamortized redemption premium and the fair value of the derivative liability at February 28, 2013 was $15,240, $2,746 and $24,526 respectively.

On December 20, 2012, the Company entered into a 6% convertible promissory note with William Leiberman in the amount of $50,000 in settlement of litigation between the parties (the “Leiberman Note”). The Leiberman Note matures on September 30, 2013 and has a redemption premium of 110% of the principal amount including 6% interest payable on the principal amount. The holder of the Leiberman Note may convert the principal amount and interest to shares of the Company’s common stock at any time at a conversion price equal to a 15% discount to the lowest closing price during the five trading days immediately prior to conversion notice, as reported by nasdaq.com. The Company has determined that the convertible feature of the Leiberman Note is a derivative liability with fair value of $29,139 at December 20, 2012. The fair value of the derivative liability was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 0.6 years; volatility of 113.40%; no dividend yield; and a risk free interest rate of 0.18%. The fair value of the derivative liability was recorded as a discount to the debt of $29,139 and is being amortized to amortization of debt discount over the term of the note. The redemption premium of $5,000 is being amortized to amortization of debt discount over the life of the note. The unamortized discount, unamortized redemption premium and the fair value of the derivative liability at February 28, 2013 was $21,957, $3,768 and $24,278 respectively.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Consolidated Financial Statements

For the years ended February 28, 2013 and February 29, 2012

On January 16, 2013, the Company issued an 8% convertible promissory note (the “January 16 Note”) to Asher Enterprises, Inc. for a principal amount of $42,500.The Company received net proceeds of $38,300. The January 16 Note is due and payable September 18, 2013 and accrues interest on the outstanding principal balance at the rate of 8% per annum. Any time after 180 days following the date of this note, the January 16 Note is convertible into shares of the Company's common stock at a conversion price that is equal to 58% of the average of the lowest three trading prices during the ten trading days preceding the date of conversion. The exercise price may be adjusted to a lower amount where the Company grants or sells shares or options or other convertible securities at a price that is lower than the then in effect conversion price. At any time up and until 180 days from the date of the January 16 Note, the Company has the option to redeem the January 16 Note for payment to the note holder ranging from 115% to 140% of the unpaid principal amount of the January 16 Note. In event of default, the Company is required to pay the note holder the greater of (i) 150% of the principal as well as interest and other amounts payable to the note holder or (ii) parity value of the common shares that would be issuable upon conversion multiplied by the highest closing price for the common stock during the period beginning on the date of the first occurrence of the default and ending one day prior to the mandatory payment date. In the event of default interest on the January 16 Note accrues at 22% per annum. The January 16 Note has been determined to have a derivative liability related to its conversion feature with a fair value of $77,474 at January 16, 2013. The fair value of the derivative liability was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 0.70 years; volatility of 117.87%; no dividend yield; and a risk free interest rate of 0.18%. The fair value of the derivative liability was recorded as a discount to the debt of $42,500 and $34,974 of interest and financing fees. The discount is being amortized to amortization of debt discount over the term of the note. The unamortized discount and the fair value of the derivative liability at February 28, 2013 was $35,041 and $37,556 respectively.

10.	Share Capital

(a)	Authorized capital

The Company is authorized to issue:

100,000,000 shares of Preferred stock, $0.00001 par value

50,000,000 shares of Common stock, $0.00001 par value

On November 29, 2012 a vote by stockholders holding shares of the Company’s voting stock approved the amendment of the Company’s articles of incorporation to increase the authorized number of shares of stock from 350,000,000 to 1,100,000,000. Effective January 14, 2013, the Company reduced its issued and outstanding common stock on a 20:1 reverse split, reducing the authorized number of shares of common stock from 1,000,000,000 to 50,000,000. All per share amounts in these consolidated financial statements and Notes thereto have been adjusted to reflect the 20:1 reverse split to the Company’s common stock.

On October 19, 2012, the board of directors approved the designation of the Company’s Series A Preferred Stock consisting of 3,000,000 shares and Series B Non-Voting 6% Convertible Preferred Stock consisting of 7,000,000 shares.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Consolidated Financial Statements

For the years ended February 28, 2013 and February 29, 2012

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

In addition to any other rights provided by law, the Company shall not, without first obtaining the affirmative vote or written consent of the holders of sixty percent (60%) of the outstanding shares of Series A Preferred, do any of the following:

o	take any action which would either alter, change or affect the rights, preferences, privileges or restrictions of the Series A Preferred or increase the number of shares of such series authorized hereby or designate any other series of Preferred Stock;

o	increase the size of any equity incentive plan(s) or arrangements;

o	make fundamental changes to the business of the Company;

o	make any changes to the terms of the Series A Preferred or to the Company’s Articles of Incorporation or Bylaws, including by designation of any stock;

o	create any new class of shares having preferences over or being on a parity with the Series A Preferred as to dividends or assets, unless the purpose of creation of such class is, and the proceeds to be derived from the sale and issuance thereof are to be used for, the retirement of all Series A Preferred then outstanding;

o	make any change in the number of authorized directors, currently five (5); or

o	repurchase any of the Company's common stock;

Any shares of Series A Preferred acquired by the Company by reason of redemption shall be returned to the status of undesignated and unissued shares of preferred stock of the Company.

Series B Non-Voting 6% Convertible Preferred Stock:

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

For the years ended February 28, 2013 and February 29, 2012

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

(b)	Share issuances, returns and cancellations during the years ended February 28, 2013 and February 29, 2012:

During the year ended February 28, 2013, the Company:

Issued 2,918,403 shares of its common stock for the exercise of conversions under the Company’s convertible securities in the amount of $571,811; 200,000 shares of common stock for settlement of $165,500 of fees; 5,000 shares of common stock in settlement of a loan facility; 500,000 for $80,000 of consulting services; and 160,000 of its common stock as settlement for $554,826 of accrued fees on the Company’s September 14 2011 and September 19 2011 promissory notes.

Issued 1,000,000 shares of Series A Preferred Stock to each of the Company’s three directors (total 3,000,000 shares) at fair value of $0.02 per share. The fair value of $0.02 per share was determined by management based on the redemption privilege accorded the Company which is at the rate of $0.02 per share. Each share of Series A Preferred Stock has two hundred fifty (250) votes on all matters submitted to the stockholders of the Company and votes with the Company’s common stock on all matters.

Issued 1,850.2 shares of Series B Preferred Stock with a stated value of $185,020 on January 31, 2013 to two creditors of the Company (who were related parties at the time of this transaction), in settlement of $166,217 of accounts payable due to such creditors. The amount of this liability has been recorded at the discounted basis of $177,434 using a discount rate of 11% (being management’s assessment of the interest rate then applicable to borrowings by the company of 18 month debt), an expected life of the 18.2 months for the 1850.2 shares of Series B Preferred Stock and a 6% dividend yield. The Company has determined that the convertible feature of the Series B Preferred Stock is a derivative liability with fair value of $61,522 at January 31, 2013. The fair value of the derivative liability was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 5 days; volatility of 114.0%; no dividend yield; and a risk free interest rate of 0.05%. The fair value of the derivative liability and the discounted liability was recorded as a derivative liability of $238,956. The fair value of the derivative liability at February 28, 2013 was $239,826.

During the year ended February 29, 2012, the Company:

Received and approved subscriptions for 220,538 units at $8.00 per unit for gross proceeds of $1,764,300 less cash issue costs of $66,580 by way of private placement. Each unit consisted of one common share and one-half non-transferable share purchase warrant that entitles the holder to purchase one additional common share at $10.00 per share for a period of one year.

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

In connection with this private placement, the Company's agents received a selling commission of $66,580 and 8,323 warrants to purchase an additional 8,323 shares of the Company’s common stock for a period of one to three years at $8.00 per share. The fair value of the 8,323 warrants was $41,002. The fair value of each warrant issued was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 1.0 and 3.25 years; volatility of 84% and 144% respectively; no dividend yield; and a risk free interest rate of 0.25% and 0.71% respectively.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Consolidated Financial Statements

For the years ended February 28, 2013 and February 29, 2012

On October 25, 2011, the Company issued an aggregate 1,185,787 common shares at a fair value of $4,505,989 pursuant to a definitive stock acquisition agreement of the Company dated February 23, 2011, to acquire 98.65% of the common shares of Metallum Resources Plc and, the approved the granting of 1,056,055 Class A Options in exchange for 64,987,982 Metallum options providing the Company with the option to acquire an additional 64,987,982 common shares of Metallum for £0.10 per share through December 31, 2012. In addition, at October 25, 2011, the Company issued an aggregate 18,467 common shares at a fair value of $181,762 in exchange for debt due to current and former directors and officers by one of the Company’s subsidiaries in the amount of $181,762.

Effective October 15, 2011, the Company issued 12,500 shares of common stock pursuant to a consulting agreement. The agreement has a term of 12 months. The Company recorded the stock payment of $57,500 as a period expense of $21,582 and prepaid expenses at February 29, 2012 of $35,918 which reflected the number of shares issued multiplied by the fair value of services renderable under the agreement, prorated for such services renderable after February 29, 2012.

During December 2011, the Company received and approved subscriptions for 66,667 units at $3.00 per unit for gross proceeds of $200,000 less cash issue costs of $20,000 by way of private placement of “flow-through” common shares. Each unit consisted of one common share and one-half non-transferable share purchase warrant that entitles the holder to purchase one additional common share at $5.00 per share for a period of two years. In connection with this private placement, the Company's agents received a selling commission of $20,000 and 6,667 warrants to purchase an additional 6,667 shares of the Company’s common stock for a period of two years at $3.00 per share. The fair value of the 6,667 warrants was $5,019. The fair value of each warrant issued was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 2.0 years; volatility of 91%; no dividend yield; and a risk free interest rate of 0.43%.

In December, 2011, the Company entered into three separate consulting agreements for consulting services. Pursuant to these agreements, the Company agreed to issue to the consultants 312,500 shares of the Company’s common stock as a payment for services under the agreements. The agreements have a term of 12 months. The Company recorded the stock payment of $815,000 as a period expense of $188,233 and prepaid expenses at February 29, 2012 of $626,767 which reflected the number of shares issued multiplied by the fair value of services renderable under the agreement, prorated for such services renderable after February 29, 2012.

In January, 2012, the Company entered into a consulting agreement for consulting services. Pursuant to this agreement, the Company issued 187,500 shares of common stock pursuant to a consulting agreement. The agreement has a term of 24 months. The Company recorded the stock payment of $375,000 as a period expense of $36,986 and prepaid expenses at February 29, 2012 of $338,014 which reflected the number of shares issued multiplied by the fair value of services renderable under the agreement, prorated for such services renderable after February 29, 2012.

(c)	Treasury stock

Pursuant to an agreement dated August 24, 2012 with a former director of the Company, the Company acquired 170,000 shares of its common stock at an aggregate purchase price of $129,200. The acquired 170,000 shares of the Company’s common stock have been recorded as treasury stock using the cost method. Pursuant to an agreement dated February 8, 2013 with the former shareholders of Fairfields, the Company acquired 512,501 shares of its common stock at an aggregate fair value of $66,625. The 682,501 shares of the Company’s common stock acquired during the year ended February 28, 2012 have been recorded as treasury stock using the cost method.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Consolidated Financial Statements

For the years ended February 28, 2013 and February 29, 2012

(d)	Stock options

The Company has an incentive share option plan (the "Plan") that it adopted February 7, 2011, that allows it to grant incentive stock options to its officers, directors, employees and other persons associated with the Company. The Plan is intended to advance the best interests of the Company by providing those persons who have a substantial responsibility for its management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. Further, the availability and offering of stock options and common stock under the Plan supports and increases the Company's ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability of the Company depends. The board of directors reserved 500,000 shares of common stock for issuance under the Plan. As of the fiscal year end, February 29, 2011, the board of directors had granted options to purchase 320,000 shares of common stock at $10 per share to 7 persons. Through the years ended February 28, 2013 and February 29, 2012 no further grants of options have been made under this plan.

Expiry date	Exercise price per share	Balance February 29, 2012	Granted	Forfeited	Expired/ Cancelled	Balance February 28, 2013

February 24, 2016	$10.00	320,000	–	–	–	320,000
		320,000	–	–	–	320,000

All 320,000 stock options granted and were exercisable at February 28, 2013.

As the Company does not have historical experience to estimate the expected life of options, the Company used the project development life of its Huicicila concession as its estimate. The $5.60 fair value of each stock option grant in the year ended February 28, 2011 was calculated using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of 2.5 years; volatility of 141%; no dividend yield; and a risk free interest rate of 0.95%.  In the year ended February 28, 2013 the Company recorded aggregate stock-based compensation expense of $nil (February 29, 2012 - $1,510,167) for options based on a twelve month service period from January 1, 2011.

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

The board of directors reserved 2,500,000 shares of common stock for issuance under the 2012 Plan. Through February 28, 2013, the board of directors had granted 500,000 shares of common stock to one consultant under the 2012 Plan.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Consolidated Financial Statements

For the years ended February 28, 2013 and February 29, 2012

(f)	Share purchase warrants

The continuity of share purchase warrants is as follows:

Expiry date	Exercise price per share	Balance February 29, 2012	Issued	Exercised	Expired	Balance February 28, 2013

Class A
March 1, 2012	$8.00	3,323	–	–	3,323	–
December 19, 2012	$3.00	6,667	–	–	–	6,667
June 12, 2014	$8.00	5,000	–	–	–	5,000
October 14, 2016	$10.00	7,500	–	–	–	7,500

Class B
April 24, 2012	$10.00	5,921	–	–	5,921	–
April 24, 2012	$10.00	72,331	–	–	72,331	–
May 24, 2012	$10.00	3,813	–	–	3,813	–
July 20, 2012	$10.00	34,125	–	–	34,125	–
December 15, 2013	$5.00	33,333	–	–	–	33,333

Promissory Note Warrants
October 25, 2014	$3.00	33,333	–	–	–	33,333
March 22, 2015	$4.00	–	125,000	–	–	125,000
July 23, 2015	$1.40	–	71,429	–	–	71,429
Total Warrants Outstanding		205,345	196,429	–	119,512	282,262

Weighted average exercise price		$7.80	$3.05	$–	$9.94	$3.55
Average remaining contractual term (years)						1.95

The Company has issued the following classes of warrants as set out below:

Class A warrant	Are non-transferrable, exercisable for cash and have no acceleration of the expiry date.
Class B warrant	Are transferrable, each warrant entitles the holder to purchase one additional common share at the exercise price per share set out in the table above, subject to acceleration provisions and with a cashless exercise provision based upon the 20 day volume weighted average price per share at closing day (VWAP) the day prior to exercise. Holders of warrants electing cashless exercise will receive that number of shares equal to the 20 day VWAP minus the exercise price divided by the 20 day VWAP minus the exercise price divided by the 20 day VWAP multiplied by the number of warrants exercised.
Promissory Note Warrants

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Consolidated Financial Statements

For the years ended February 28, 2013 and February 29, 2012

October 24, 2014 & July 19, 2015	Are transferrable and entitles the holder to purchase one additional common share for a period of three years. In lieu of the cash payment the holder has the right to convert this warrant in whole or in part without payment of any kind into that number of shares of common stock of the Company equal to the quotient obtained by dividing the aggregate of the closing price of the Company’s common stock on the day immediately preceding the conversion less the aggregate purchase price of the shares being exercised divided by the closing price of the Company’s common stock on the day immediately preceding the conversion.
March 22, 2015	Transferable with the approval of the Company. At any time after September 22, 2012, in lieu of the cash payment the holder has the right to convert this warrant in whole or in part without payment of any kind into that number of shares of common stock of the Company equal to the quotient obtained by dividing the aggregate of the VWAP price of the Company’s common stock on the day immediately preceding the conversion less the aggregate purchase price of the shares being exercised divided by the VWAP of the Company’s common stock on the day immediately preceding the conversion. The March 22, 2015 warrants provide the warrant holder with down round protection where the Company issues any shares or grants and warrant or convertible security or re-prices a security at less than the effective exercise price of the March 22, 2015 warrant at that time, then the effective exercise price shall be lowered to such lesser amount. As at February 28, 2013, the Company has estimated the re-priced warrant from 125,000 common shares at $4.00 per share to 26,778,063 common shares at $0.0187 per share.

During the year ended February 28, 2013, the Company approved unit subscriptions and warrant commissions for an aggregate of nil (February 29, 2012- 22,489) Class A warrants and nil (February 29, 2012 – 143,602) Class B warrants as part of a private placement of units.  In addition the Company approved an additional 196,429 (February 29, 2012 – 33,333) warrants as part of promissory note financing (see Note 9).

(g)	Class A Options

The continuity of Class A Options is as follows:

Expiry date	Exercise price per share	Balance February 29, 2012	Issued	Exercised	Expired	Balance February, 2013

December 31, 2012	$9.80	1,056,055	–	–	(1,056,055)	–
Total Class A Options Outstanding		1,056,055	–	–	(1,056,055)	–

Weighted average exercise price		$9.80	$–	$–	$9.80	$–
Average remaining contractual term (years)						–

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

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Consolidated Financial Statements

For the years ended February 28, 2013 and February 29, 2012

During the year ended February 29, 2012, the Company approved the issuance of 1,056,055 Class A Options in exchange for 64,987,982 Metallum options which provided the Company with the option to acquire an additional 64,987,982 common shares of Metallum for £0.10 per share through December 31, 2012. The Company’s options to acquire Metallum common shares were transferred to the acquirer of Celtic on October 5, 2012 (see Note 3 – “Discontinued Operations”).

11.	Commitments and Contingencies

(a)	Huicicila property Option of Vendors (terminated with Fairfields sale February 8, 2013)

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

In addition, Fairfields shareholders received an option to acquire up to 25% of Focus Gold Mexico Corporation, a wholly owned subsidiary of the Company, created to acquire Fairfields.  The option price payable upon the exercise of the option shall be 25% of the sum of (i) $5,000,000, (ii) the dollar value of all payments made in respect of the deferred payments outlined above as at the date of exercise of the option, and (iii) the dollar value of any shareholders’ equity contributed into Fairfields after December 31, 2010 until the date of exercise of the option. The option may only be exercised for cash. The option was transferred with the sale of Fairfields as described in Note 3.

(b)	Option on Huicicila mining concession – Mexico (terminated with Fairfields sale February 8, 2013)

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

For the years ended February 28, 2013 and February 29, 2012

•	A Net Smelter Return Royalty (“NSR”) calculated at a rate of the 2.5% above the concentrate sales, payable every quarter over the life of the mines.

This option agreement has an initial maturity of 3 years and 6 months from May 19, 2010. The Company has recorded the fair value of the $1,200,000 of payments under this option in these condensed consolidated financial statements as the discounted value of the cash payments using a rate based on the prevailing market rates of interest available to the Company (the average of interest rates used was estimated to be 11.0%) and $768,628 at February 8, 2013 (after payment of $200,000 in each of August 2011 and February 2012) and $905,727 at February 29, 2012. The carrying amounts of option payment liabilities owing approximates their fair values. The interest is accrued over the estimated payment period of the option payments. The aggregate amount of interest accrued from acquisition through February 8, 2013 was $175,128 (February 29, 2012 – $98,860).

On August 17, 2012, the Company failed to make payment on its Option on the Huicicila mining concession in the amount of $200,000 and was in breach of its obligations under this Option at that time.

12.	Supplemental Disclosure with Respect to Cash Flows

The significant non-cash transactions for the year ended February 28, 2013 consisted of the issuance of the 2,918,403 shares of the Company’s common stock for the exercise of conversions under the Company’s convertible securities in the amount of $571,811; 200,000 shares of common stock for settlement of $165,500 of fees; 5,000 shares of common stock in settlement of a loan facility; 500,000 shares of common stock for $80,000 of consulting services; and 160,000 of its common stock as settlement for $554,826 of accrued promissory note fees; 1,850.2 shares of Series B Preferred Stock in settlement of $166,217 of accounts payable; and converted additional $104,325 of amounts payable to convertible promissory notes. In addition in the year ended February 28, 2013, the Company sold its interest in its former subsidiaries Celtic and Fairfilds in non-cash transactions for consideration consisting of a note receivable for $2,500,000 (Canadian) and 512,501 shares of the Company held in treasury at February 28, 2013.

The significant non-cash transactions for the year ended February 29, 2012 consisted of the issuance of 1,185,787 shares of the Company’s common stock for the acquisition of 98.65% of the common shares of Metallum of $5,160,453 (Note 5); the issuance of 512,500 shares of the Company’s common stock for services of $1,247,501; the recording of $1,510,167 for the fair value of options granted in the year ended February 28, 2011; and the issuance of 68,467 shares of the Company’s common stock for settlement of the Company’s former subsidiaries debts in the amount of $284,249.

13.	Related Party Transactions

a)	Commencing August 27, 2010, the Company entered into agreements with the former president and CEO of the Company to provide services in exchange for $15,000 per month through December 31, 2010 and $21,000 CDN per month during the year ended December 31, 2011 (informally extended month to month in 2012 through June 30, 2012 and thereafter at the rate of $10,000 per month CDN by the Company’s subsidiary until August 28, 2012). During the year ended February 28, 2013, the Company paid $104,063 (February 29, 2012 - $253,245) as compensation for such management services.

b)	Effective August 28, 2012 the Company has agreed to pay its current CEO the amount of $10,000 per month. During the year ended February 28, 2013, the Company paid $40,000 (February 29, 2012 - $nil) as compensation for such management services.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Consolidated Financial Statements

For the years ended February 28, 2013 and February 29, 2012

c)	Effective January 1, 2011, the Company entered into an agreement with the former director of exploration of the Company to provide services in exchange for $12,000 per month through December 31, 2011(informally extended month to month in 2012 and terminated March, 2012). During the year ended February 28, 2013, the Company recorded $nil (February 29, 2012 - $159,000) as compensation for such management services.

d)	Effective January 1, 2011 through February 8, 2013 the Company has paid fees to directors and management of its Mexican subsidiary Fairfields, to provide services related to developing Fairfields mineral properties as well as management services in exchange for a fee of 214,284 pesos each month ($16,333 monthly at the average rates of exchange during the period March 1, 2012 through February 8, 2013). During the year ended February 28, 2013, the Company recorded $368,627 (February 29, 2012 - $408,398) in discontinued operations as compensation for such management services.

e)	During the year ended February 28, 2013 the Company paid $nil (February 29, 2012 - $14,371) to a director for compensation for serving as corporate secretary. A law firm of which a director is a partner was payable fees for the year ended February 28, 2013 of $139,500 (February 29, 2012 - $95,000). Issued 1,850.2 shares of Series B Preferred Stock with a stated value of $185,020 on January 31, 2013, in settlement of $166,217 of accounts payable due a law firm of which a director is a partner and a related party to such law firm.

f)	During the year ended February 28, 2013, the Company recorded $nil (February 29, 2012 - $5,250) as compensation to a company controlled by a former director of the Company for exploration services provided pursuant to a consulting agreement with the Company.

g)	Effective October 25, 2011 through October 5, 2012 and included in the loss from discontinued operations for the year ended February 28, 2013, the Company has paid fees to directors and officers of its UK subsidiary Metallum, to provide services related to developing Metallum's mineral properties as well as management services in exchange for a fee of £5,000 each month ($7,916 monthly at the average rates of exchange during the period from March 1, through October 5, 2012). During the year ended February 28, 2013, the Company recorded $57,520 (February 29, 2012 - $32,610) in discontinued operations as compensation for such management services.

h)	Included in accounts payable and accrued liabilities – related at February 28, 2013 is $28,093 (February 29, 2012 - $130,092) payable to the firms and persons referred to in this Note 13 and persons or firms related with these persons and firms.

14.	Income Taxes

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

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Consolidated Financial Statements

For the years ended February 28, 2013 and February 29, 2012

The components of the net deferred tax asset at February 28, 2013 and February 29, 2012, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are listed below:

	February 28,	February 29,
	2013	2012
Net loss before income taxes	$(12,260,077)	$(5,574,068)
Statutory rate	35%	35%
Computed expected tax recover	$(4,291,027)	$(1,950,924)

Non-deductible expenses	3,535,181	1,174.310
Change in estimates	0	0
Change in valuation allowance	755,846	776,614
Reported income taxes	–	–

Deferred tax asset
Cumulative net operating losses	1,951,833	1,195,985
Less valuation allowance	(1,951,833)	(1,195,985)
Net deferred tax asset	–	–

At February 29, 2013, the Company has net operating loss carry-forwards of approximately $5,576,665 (February 29, 2012 - $3,417,101), the majority of which expire through 2034 if not utilized. Deferred tax assets of approximately $1,951,833, assuming an effective tax rate of 35%, were offset by a valuation allowance, which increased by approximately $755,848 and $776,613 during the years ended February 28, 2013 and February 29, 2012, respectively.

Future tax benefits, which may arise as a result of those losses, have not been recognized in these financial statements. They have been offset by a valuation allowance as management does not believe their realization is more likely than not.

15.	Subsequent Events

a)	The Company has issued 11,450,525 shares of its common stock upon exercise of convertible provisions of notes payable in settlement of $130,631 of the principal amount of such notes payable. In addition, the Company has issued an additional 497,500 shares of its common stock for penalties of $56,133 related to non-payment of notes with a principal amount of $270,000.

b)	On March 21, 2013 the Company restructured its relationship with European Resource Capital Inc. ("ERC") concerning the October 5, 2012 sale of Celtic to ERC for $2.5 Million (Canadian Dollars) by entering an Assignment Agreement dated March 21, 2013 with ERC and Distressed Debt Investment Corp. Under the Assignment Agreement, the Company was paid $200,000 (Canadian Dollars) and will received a one percent (1%) net smelter return royalty in the minerals extracted from the properties comprising the prospecting licenses in Ireland, Northern Ireland and Scotland currently registered in the name of Celtic or its subsidiaries. The Company recorded an impairment loss of $545,849 as at February 28, 2013 on the note receivable from ERC based on the fair value of the consideration received on March 21, 2013 (see Note 8).

c)	On April 5, 2013 the “Company sold 5,000,000 shares of common stock and a 5 year common stock purchase warrant to acquire 5,000,000 shares of the Company’s common stock at $.02 per share to the Company’s CEO. The gross proceeds of $50,000 are to be used for general corporate purposes.

d)	On April 5, 2013, the Company entered a non-binding letter of intent with Carbon Energy Handling, Inc., an Arizona corporation, controlled by the Company’s CEO, Gordon F. Lee, that outlines a transaction to acquire various business opportunities related to (A) rights to negotiate for and acquire leases for the exploration and development of coal located on real property owned and/or controlled by Washington Corp., Sunlight Ranch, Jim Ridgeway, and the United States Government’s Bureau of Land Management, all of which is located in Carbon County, Montana (the “Coal Properties”); (B) plans and preliminary discussions for a 20-40 mile railroad spur for the transportation of coal to be built on the Coal Properties; and (C) a right of first refusal on any coal leases owned or hereafter acquired in Carbon County, Montana. In exchange for these opportunities under this non-binding letter of intent the Company would pay the owners up to $1,000,000 through the issuance of securities consisting of 100,000,000 shares of the Company’s common stock and a five year common stock purchase warrant to acquire 100,000,000 shares of the Company’s common stock at $0.02 per share.

e)	On May 21, 2013 the Company sold 15,000,000 shares of common stock and a 5 year common stock purchase warrant to acquire 15,000,000 shares of the Company’s common stock at $.01 per share to the Company’s CEO. The gross proceeds of $50,000 are to be used for general corporate purposes.

