Form 10-Q
period 2013-05-31
FOCUS GOLD Corp
filed 2013-07-15
CIK 1360564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:        000-52720

FOCUS GOLD CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	26-4205169
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

51033 N 330th Ave Wickenberg, Arizona	85390
(Address of principal executive offices)	(Zip Code)

(928) 684-2737
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  46,429,170 shares of common stock as of July 11, 2013.

FOCUS GOLD CORPORATION

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

May 31, 2013

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve risks and uncertainties regarding our ability to successfully refinance our debt, the availability of additional financing for working capital purposes, our ability to successfully restructure our mineral (metals) exploration and development business (i.e., gold, silver, platinum), our ability to successfully execute our business plan with respect to our proposed energy exploration and development business (i.e., coal, coal rights, hydrocarbons, oil and gas), and other factors. Forward-looking statements are made, without limitation, in relation to our business plans, availability of funds and operating costs.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  Actual events or results may differ materially.  In evaluating these statements, you should consider various factors outlined in our annual report on Form 10-K for the year ended February 28, 2013, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the “SEC”).  These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Part I

Item 1. Financial Statements

The following unaudited condensed consolidated interim financial statements of Focus Gold Corporation and its wholly-owned subsidiary Focus Gold Mexico Limited (sometimes collectively referred to as “we”, “us”, “our Company” or “Focus Gold”) are included in this quarterly report on Form 10-Q:

Page
Condensed Consolidated Balance Sheets as at May 31, 2013 (unaudited) and February 28, 2013 (audited)	4

Condensed Consolidated Statements of Operations for the three month period ended May 31, 2013 and May 31, 2012, and for the period October 1, 2010 (Entry into Exploration Stage) to May 31, 2013	5

Condensed Consolidated Statements of Stockholders’ Equity as at May 31, 2013	6

Condensed Consolidated Statements of Cash Flows for the three month period ended May 31, 2013 and May 31, 2012, and for the period October 1, 2010 (Entry into Exploration Stage) to May 31, 2013	7

Notes to Condensed Consolidated Financial Statements	8

It is the opinion of management that the interim condensed consolidated financial statements for the three months ended May 31, 2013 and 2012 include all adjustments necessary in order to ensure that the condensed consolidated financial statements are not misleading. These condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual consolidated financial statements for the year ended February 28, 2013. All adjustments are of a normal recurring nature. These interim condensed consolidated financial statements should be read in conjunction with our Company’s audited annual consolidated financial statements as of and for the year ended February 28, 2013.

FOCUS GOLD CORPORATION

(An Exploration Stage Company)

Condensed Consolidated Balance Sheets

ASSETS
	May 31,	February 28,
	2013	2013
	(Unaudited)
Current Assets
Cash and cash equivalents	$62,447	$1,237
Prepaid expenses	2,942	–
Total Current Assets	65,389	1,237

Long term note receivable	–	2,085,602
Mineral royalty interest	1,892,000	–
Total Assets	$1,957,389	$2,086,839

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$464,863	$467,336
Accounts payable and accrued expenses - related	5,000	28,093
Notes payable, net of discounts	895,656	832,737
Derivative liabilities	3,364,358	1,773,986
Total Current Liabilities	4,729,877	3,102,152
Contingencies and Commitments	–	–
Stockholders' Equity
Preferred stock, $0.00001 par value, authorized 100,000,000 shares
Series A, 3,000,000 authorized and outstanding as of May 31, 2013 and at February 28, 2013	30	30
Series B, 7,000,000 authorized, 1,850 issued and outstanding as of May 31 and at February 28, 2013	–	–
Common stock, $0.00001 par value, authorized 50,000,000 shares, 40,682,900 shares issued and outstanding as of May 31, 2013 8,734,877 shares issued and outstanding as of February 28, 2013	407	87
Additional paid-in capital	18,693,620	18,409,825
Accumulated deficit prior to exploration stage	(414,284)	(414,284)
Accumulated deficit during exploration stage	(20,856,436)	(18,815,146)
Treasury stock	(195,825)	(195,825)
Total Stockholders' Equity	(2,772,488)	(1,015,313)

Total Liabilities and Stockholders' Equity	$1,957,389	$2,086,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

FOCUS GOLD CORPORATION

(An Exploration Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the period October 1, 2010 (Entry into Exploration Stage)
	May 31,	May 31,	to May 31,
	2013	2012	2013

Revenues	$–	$–	$–

Operating Expenses
Exploration expense	–	–	326,020
Mineral property impairment	–	–	50,000
General & administrative expenses	199,017	193,037	4,543,147

Total Operating Expenses	199,017	193,037	4,919,167
Other Income (Expenses)
Interest income	–	–	107,445
Amortization of debt discount	(161,878)	(261,632)	(926,734)
Interest and financial fees	(87,250)	(1,221,902)	(2,295,997)
Change in derivative liabilities	(1,590,371)	1,092,030	(986,411)
Gain on extinguishment of debt	–	–	207,927
Note receivable impairment	–	–	(545,849)
Loss on settlement	–	–	(111,736)
Total Other Income (Expenses)	(1,839,499)	(391,504)	(4,551,355)

Net Loss from Continuing Operations	$(2,038,516)	$(584,541)	$(9,470,522)

Loss from operations of the discontinued entities	–	(731,721)	(4,109,307)
Loss on disposal of the discontinued entities	–	–	(7,399,930)
Loss from discontinued operations attributable to non-controlling interest	–	1,021	127,023
Loss from Discontinuing Operations attributable to Focus Gold	–	(730,700)	(11,382,214)
Net Loss	(2,038,516)	(1,315,241)	(20,852,736)
Preferred Share Dividends	2,774	–	3,700

Net Loss Attributable to Focus Gold Common Stockholders	$(2,041,290)	$(1,315,241)	$(20,856,436)

Basic and Diluted Net Loss Per Share, Continuing Operations	$(0.11)	$(0.12)
Basic and Diluted Net Loss Per Share, Discontinued Operations	$0.00	$(0.15)

Weighted average number of shares outstanding, basic and diluted	18,179,766	5,002,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

FOCUS GOLD CORPORATION

(An Exploration Stage Company)

Consolidated Statement of Stockholders' Equity

	Preferred Series A		Preferred Series B		Common Stock		Additional Paid-in	Accumulated Deficit Prior to Exploration	Accumulated Deficit During Exploration	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Stage	Stock	Equity
Balances at February 29, 2012	–	$–	–	$–	4,951,252	$50	$17,401,932	$(414,284)	$(6,554,144)	$–	$10,433,554
Common stock issued for exercises of conversions of notes payable at various prices per share	–	–	–	–	2,918,403	29	571,781	–	–	–	571,810
Common stock issued at $0.88 per share for settlement of fees and interest on notes payable	–	–	–	–	50,000	–	44,000	–	–	–	44,000
Common stock issued at $0.81 per share for settlement of fees and interest on notes payable	–	–	–	–	150,000	1	121,499	–	–	–	121,500
Common shares issued at $0.80 per share for contract settlement	–	–	–	–	5,000	–	4,000	–	–	–	4,000
Common stock issued at $0.433 per share for notes payable penalties	–	–	–	–	80,000	1	34,659	–	–	–	34,660
Common stock issued at $0.305 per share for notes payable penalties	–	–	–	–	80,000	1	24,399	–	–	–	24,400
Common stock issued for consulting services at $0.16 per share	–	–	–	–	500,000	5	79,995	–	–	–	80,000
Shares issued at January 15, 2013 for rounding on 20:1 reverse-split	–	–	–	–	222	–	–	–	–	–	–
170,000 Focus Gold Corporation shares acquired in settlement of amounts payable and held as treasury shares	–	–	–	–	–	–	–	–	–	(129,200)	(129,200)
512,501 Focus Gold Corporation shares acquired in sale of former subsidiary and held as treasury shares	–	–	–	–	–	–	–	–	–	(66,625)	(66,625)
Warrants issued for debt discount	–	–	–	–	–	–	67,590	–	–	–	67,590
Series A Preference shares issued October 19, 2012 at fair value of $0.02 per share	3,000,000	30	–	–	–	–	59,970	–	–	–	60,000
Series B Preference shares issued January 31, 2013 to settle accounts payable at fair value of $129.15 per share	–	–	1,850	–	–	–	–	–	–	–	–
Comprehensive income (loss)	–	–	–	–	–	–	–	–	–	–	–
Net loss for the year ended February 28, 2013	–	–	–	–	–	–	–	–	(12,260,077)	–	(12,260,077)
Dividends									(925)		(925)
Balances at February 28, 2013	3,000,000	$30	1,850	$–	8,734,877	$87	$18,409,825	$(414,284)	$(18,815,146)	$(195,825)	$(1,015,313)
Common stock issued for exercises of conversions of notes payable at various prices per share					11,450,523	115	130,516				130,631
Common stock issued for cash in private placement at $0.01 per unit					5,000,000	50	49,950				50,000
Common stock issued for cash in private placement at $0.0033 per unit					15,000,000	150	49,850				50,000
Common stock issued at $0.0048 per share for notes payable penalties					497,500	5	53,479				53,484
Net loss for the year ended February 28, 2013									(2,038,516)		(2,038,516)
Dividends									(2,774)		(2,774)
Balances at May 31, 2013	3,000,000	$30	1,850	$–	40,682,900	$407	$18,693,620	$(414,284)	$(20,856,436)	$(195,825)	$(2,772,488)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FOCUS GOLD CORPORATION

(An Exploration Stage Company)

Condensed Consolidated  Statements of Cash Flows

(Unaudited)

	For the Three Month Period Ended		For the period October 1, 2010 (Entry into Exploration Stage
	May 31,	May 31,	to May 31,
	2013	2012	2013
Cash Flows from Operating Activities
Net Loss	$(2,038,516)	$(1,315,241)	$(20,852,736)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	–	–	4,830
Amortization of debt discount	161,878	261,632	926,732
Non-cash interest and financial fees	85,155	1,221,902	2,143,816
Change in derivative liabilities	1,590,372	(1,092,030)	986,411
Gain on settlement of debt	–	–	(207,927)
Loss on settlement	–	–	111,736
Stock based compensation	–	–	1,842,200
Mineral property impairment	–	–	50,000
Note receivable impairment	–	–	545,849
Interest income	–	–	(80,097)
Common stock issued for services	–	6,883	488,609
Change in operating assets and liabilities:
Decrease/ (Increase) in taxes and other amounts receivable	–	(6,773)	114,614
Decrease/(Increase) in prepaid expenses	(2,942)	21,931	(9,029)
(Decrease)/Increase in accounts payable and accrued expenses	(5,246)	67,122	603,282
(Decrease)/Increase in accounts payable and accrued expenses - related	(23,093)	27,603	115,272
Discontinued operations	–	470,892	9,475,451

Net Cash Used in Operating Activities	(232,392)	(336,079)	(3,740,987)

Cash Flows From Investing Activities
Pre-acquisition loans to former subsidiary	–		(1,065,347)
Post acquisition loan to former subsidiary	–	(200,000)	(1,089,525)
Purchase of equipment	–		(4,826)
Discontinued operations	–	200,000	1,194,064

Net Cash Used in Investing Activities	–	0	(965,634)

Cash Flows From Financing Activities
Proceeds from the sale of preference stock	–	–	30,000
Proceeds from the sale of common stock	100,000	–	3,012,455
Proceeds from notes payable	–	356,000	1,174,000
Proceeds from note receivable	193,602	–	193,602
Discontinued operations	–	–	353,714

Net Cash Provided by Financing Activities	293,602	356,000	4,763,771

Net Increase in Cash	$61,210	$19,921	$57,150

Foreign currency translation adjustment	–	–	5,291

Cash and Cash Equivalents at Beginning of Period	$1,237	$2,641	$6

Cash and Cash Equivalents at End of Period	$62,447	$22,562	$62,447

Cash paid for
Interest	$–	$–	$–
Income Taxes	$–	$–	$–

The accompanying notes are an integral part of these condensed consolidated financial statements

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three month period ended May 31, 2013 and 2012

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

On December 31, 2010, the Company acquired 100% ownership of Fairfields Gold S.A. de CV (“Fairfields”), a Mexican corporation involved in the exploration and expansion of its mineral properties. On October 25, 2011, through its wholly owned subsidiary Focus Celtic Gold Corporation (“Celtic”) the Company completed on the acquisition of 98.65% ownership of Metallum Resources Plc. (“Metallum”), an England &Wales corporation which is involved in the exploration and expansion of its mineral properties. Subsequent to the acquisition, the Company exchanged shares of Celtic for settlement of accounts payable reducing the Company’s equity stake in Celtic to 92.16%. On October 5, 2012, the Company sold its 92.16% interest in Celtic. The associated assets and liabilities of Celtic and Metallum have been classified as discontinued operations at February 29, 2012. The operations of Celtic and Metallum Resources Plc. through October 5, 2012 have been reflected in loss from operations of discontinued entities in the condensed consolidated statements of operations. On February 8, 2013, the Company sold its 100% interest in Fairfields. The operations of Celtic and Fairfields for the three month period ended May 31, 2012 have been reflected in loss from operations of discontinued entities in the condensed consolidated statements of operations.

The prior period results of continuing operations of Celtic and Fairfields have been reclassified to loss from discontinued operations. All significant intercompany accounts and transactions are eliminated in consolidation.

2.	Significant Accounting Policies

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. This condensed summary should be read in conjunction with the disclosure of accounting policies in the Company’s audited financial statements for the year ended February 28, 2013.

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

For the three month period ended May 31, 2013 and 2012

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

During the year ended February 28, 2013, the Company recorded an impairment charge on its Metallum properties and Watabeag & Russell claims.

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

For the three month period ended May 31, 2013 and 2012

(e)	Warrants

The Company accounts for warrants issued in conjunction with stock issuances under private placement using the fair value method. Under this method, the value of warrants issued is measured at fair value at the grant date using the Black-Scholes valuation model and recorded as share capital and additional paid-in capital.

The Company recognized the value of detachable warrants issued in conjunction with issuance of notes payable using the Black-Scholes pricing model. The Company recorded the relative fair value of the warrant as an increase to additional paid-in capital and discount against the related debt. The discount attributed to the value of the warrants is then amortized over the term of the underlying debt instrument.

(f)	Estimates

The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant areas requiring the use of management estimates include the determination of impairment of mineral properties and equipment, useful lives for amortization, valuation allowances for future income tax assets, fair value of non-cash stock-based compensation and reclamation and environmental obligations. Actual results, as determined by future events, may differ from these estimates.

(g)	Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (ASU No. 2011-04) “Fair Value Measurement” (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. As a result of the new guidance, U.S. GAAP and the IFRSs have the same definition and meaning of fair value and the same substantive disclosure requirements about fair value measurements (with minor differences in wording and style). ASU No. 2011-04 amends Topic 820 in two ways. Specifically, some of the amendments clarify how to apply the existing fair value measurement and disclosure requirements, while some of the amendments change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements. ASU No. 2011-04 and IFRS 13 do not extend the use of fair value accounting, but rather provide guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRS. ASU No. 2011-04 supersedes much of the guidance in ASC Topic 820, but also clarifies existing guidance and changes certain wording in order to align ASC Topic 820 with IFRS 13. IFRS 13 provides, for the first time, a precise definition of fair value and a single source of fair value measurement requirements, disclosure requirements, and related guidance for use across the IFRSs. The Company’s adoption of this policy did not have a material effect on the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No 2011-05 (ASU No 2011-05), “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. ASU 2011-05 eliminates the option that permits the presentation of other comprehensive income in the statement of changes in equity and requires presenting components of net income and comprehensive income in either a one-statement approach with totals for both net income and comprehensive income, or a two-statement approach where a statement presenting the components of net income and total net income must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The guidance provided in ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three month period ended May 31, 2013 and 2012

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

Effective January 1, 2013, the Company adopted ASU No. 2013-02, “Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which amends ASC 220, “Comprehensive Income.” The amended guidance in ASU No. 2013-02 requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amended guidance does not change the current requirements for reporting net income or other comprehensive income. The adoption of ASU No. 2013-02 did not have a significant impact on the Company’s condensed consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

(h)     Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss of $2,038,516 during the three month period ended May 31, 2013, and has an accumulated deficit of $20,856,436 since entry into the exploration stage. Additionally, the Company is in default of various notes with principal amounts aggregating $329,758. The Company changed its principal business to the development and exploitation of mineral properties in October 2010, but has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three month period ended May 31, 2013 and 2012

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

(i)	Fair Value Measurements

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

Given the conditions surrounding the trading of the Company’s equity securities, the Company values its derivative instruments related to embedded conversion features and warrants from the issuance of convertible debentures in accordance with the Level 3 guidelines. For the three month period ended May 31, 2013, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these condensed consolidated financial statements. The fair value of warrants and embedded conversion features that have exercise reset features are estimated using an adjusted Black-Scholes model based on the Company’s estimation of the likelihood of the occurrence of a reset.

	Balance at February 28, 2013	New Issuances	Changes in Fair Values	Balance at May 31, 2013
Level 3 –
Derivative liabilities from:
Conversion features	$755,311	$–	$821,228	$1,576,539
Warrants	1,018,675	–	769,144	1,787,819
	$1,773,986	$–	$1,590,372	$3,364,358

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

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three month period ended May 31, 2013 and 2012

(j)	Reclassification

Certain amounts in the condensed consolidated balance sheet of May 31, 2012, the condensed consolidated statement of operations and condensed consolidated cash flow statement for the three month period ended May 31, 2012 have been reclassified to conform with the current year’s presentation.

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

On February 8, 2013, the Company’s wholly owned subsidiary Focus Gold Mexico Limited entered into a share purchase agreement with three individuals, Santiago Leon Avaleyra, Eduardo Zayas Dueñas and Carmen Leticia Calderon Leon, as purchasers, to sell its 50 shares of common stock in Fairfields Gold, S.A. de C.V. for $1,900,000 or purchasers can return the original consideration from the December 31, 2010 transaction (512,500 shares of the Company’s common stock) on the closing date of February 20, 2013. On closing, the Company received as consideration 512,501 shares of its common stock with an aggregate fair value as at February 8, 2013 of $66,625. The 512,501 shares of common stock received has been recorded as treasury stock on the condensed consolidated balance sheet pending cancellation.

A summarized statement of operations for the discontinued operations for the three month periods ended May 31, 2013 and 2012 is as follows:

	May 31,	May 31,
	2013	2012
Revenues	–	–

Exploration expense	$–	$77,366

General and administrative	–	482,287
Total operating expenses	–	559,653

Net (gain) loss on assets and liabilities disposed of	–	–
Amortization of debt discount	–	172,068
Interest and finance cost	–	–
Non-controlling interest in operations	–	(1,021)
Loss from discontinued operations	$–	$(730,700)

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three month period ended May 31, 2013 and 2012

4.	Mineral Royalty Interest

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

On March 21, 2013 the Company restructured its relationship with European Resource Capital Inc. (“ERC”) by entering an Assignment Agreement dated March 21, 2013 with ERC and Distressed Debt Investment Corp. Under the Assignment Agreement, the Company was paid $200,000 (Canadian Dollars, $193,602 at exchange rates at April 1, 2013 the date of receipt of proceeds) and received a one percent (1%) net smelter return royalty in the minerals extracted from the properties comprising the prospecting licenses in Ireland, Northern Ireland and Scotland currently registered in the name of Celtic or its subsidiaries. The fair value of the 1% smelter return royalty of $1,892,000 was based on an independent third party valuation analysis using estimates and assumptions provided by management of Celtic, and other information compiled by management of Celtic. The fair value of the consideration received during the restructuring in March 2013 aggregating $193,602 has been reflected in the determination of fair value of the $2,500,000 (Canadian) promissory note and accrued interest at February 28, 2013 and the difference of $545,849 was recorded in the consolidated statement of operations for the year ended February 28, 2013 as an impairment of the note receivable.

5.	Notes Payable

In September 2011, the Company entered into two Demand Promissory Notes (the “Notes”) in the aggregate amount of $270,000. The Notes were due upon demand after November 14, 2011 ($200,000, the “September 14, 2011 Note”) and November 19, 2011 ($70,000, the “September 19, 2011 Note”). The Notes bear interest at the rate of 2% per month calculated and compounded monthly and a commitment arrangement and placement fee of $67,500 per month (less interest). On June 14 and 19, 2012 the Company entered into a Promissory Note Amending Agreement with the holders of the Notes where by the note holders have agreed to extend the maturity of the September 14, 2011 Note to September 14, 2012 and the September 19, 2011 Note to September 19, 2012 and to settle outstanding commitment, arrangement and placement fees of $554,825 in exchange for 200,000 shares of the Company’s common stock, and eliminate any future commitment, arrangement and placement fees under these promissory notes. In September 2012 the Notes with a principal amount of $270,000 matured without payment and are in default as of February 28, 2013. Under the terms of the Notes as modified, in the event of non-payment by the Company at maturity, the interest rate on the Notes increases to 5% per month and the Company is required to issue 57,500 and 20,000 shares of the Company’s common stock respectively in advance for each month of non-payment of the Notes. During the three month period ended May 31, 2013 the Company issued the note holders 497,500 shares of the Company’s common stock in settlement of $53,484 of penalty shares. The fair value at May 31, 2013 of the penalty shares outstanding of $nil (February 28, 2013, $48,430) and accrued interest of $250,175 (February 28, 2013, $178,101) are included in the Notes Payable in the condensed consolidated balance sheets.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three month period ended May 31, 2013 and 2012

On March 22, 2012 the Company issued a Convertible Promissory Note to JMJ Financial (“JMJ”) in aggregate principal amount of $2,110,000 (the “JMJ Note”) advanced over time. In consideration for issuing of the JMJ Note and the 125,000 warrants, JMJ provided the initial funding of $275,000 (total of $356,000 through February 28, 2013). The JMJ Note bears interest at a one-time amount of 10%, matures three years from the date of issuance, is secured by 25% of the Company’s investment property and ownership or other equity interests the Company holds in Focus Celtic Gold Corporation, its wholly owned subsidiary, and is convertible into shares of the Company’s common stock, at JMJ’s option, at a conversion price, equal to 80% of the average of the three lowest trade prices for the Company’s common stock during the 20 trading days prior to the conversion. The Note was issued with a 10% original issue discount. The original issue discount of $39,556 is being accreted to amortization of debt discount over the term of the note. JMJ has agreed to restrict their ability to convert the JMJ Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s common stock. No interest or principal payments are required until the maturity date. The Note may be prepaid at any time prior to Maturity Date at 150%. The 125,000 warrants issued to JMJ entitle JMJ to purchase up to 125,000 shares of the Company’s common stock at $4.00 per share, subject to adjustment to maintain an aggregate exercise price of $500,000. The 125,000 common share purchase warrants may in certain circumstances be exercised in whole or part in a cashless exercise equal to the difference between the VWAP on the trading day immediately preceding the date on which the holder elects to exercise the warrant and the exercise price of the warrant times the number of warrants so being exercised. The warrant exercise price may be adjusted to a lesser amount than $4.00 where at any time while the warrant is outstanding and the Company sells or grants an option to purchase or sell or grant any right to re-price, or issue and share of common stock or security convertible into the Company’s common stock at an effective price less than the $4.00 exercise price, the exercise price shall be reduced to that lesser amount. The warrant is non-transferrable. The Company has determined that the warrants and the convertible feature of the JMJ Note are derivative liabilities with fair values of $418,531 and $867,469 respectively at their dates of issue. The fair value of the derivative liability was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 3.0 years; volatility of 102.6%; no dividend yield; and a risk free interest rate of 0.56%. The fair value of the derivative liability was recorded as a discount to the debt of $337,692 and $948,308 of interest and financing fees. The discount is being amortized to amortization of debt discount over the term of the JMJ Note. The unamortized discount at May 31, 2013 was $140,664 (February 28, 2013 - $193,858). At May 31, 2013, the fair value of the derivative liability on the warrants and conversion feature was determined to be $1,787,819 (February 28, 2012 - $1,018,675) and $692,728 (February 28, 2013 - $291,921) respectively. The fair value of the derivative liability at May 31, 2013 was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 1.8 years; volatility of 93.19%; no dividend yield; and a risk free interest rate of 0.3%. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. During the three month period ended May 31, 2013 the holder of the JMJ Note exercised conversion rights and the Company issued an aggregate 3,740,000 of its common stock for $51,556 principal amount of this note.

On July 23, 2012 the Company issued a 6% Redeemable Convertible Note (the “GEL Note”) to GEL Properties LLC. (“GEL”) in the amount of $100,000. The Company received net proceeds of $94,485. The GEL Note is due and payable July 23, 2013 and accrues interest on the outstanding principal balance at the rate of 6% per annum. The GEL Note is convertible at any time after January 23, 2013, into shares of the Company's common stock at a conversion price that is equal to 70% of the lowest closing bid price of the Company’s common stock as reported on the National Quotations Bureau Pink Sheets on which the Company’s shares are traded, for any of the five trading days including the day upon which a notice of conversion is received by the Company. At any time, the Company has the option to redeem the GEL Note and pay to the holder, 150% of the unpaid principal amount of the GEL Note, in full. As part of the loan, the Company issued to the note holder 71,429 transferable warrants to purchase one common share per warrant at $1.40 per share for a period of three years. The fair value of the 71,429 warrants was $25,738. The fair value of the warrants was calculated at the grant date using the Black-Scholes option pricing model with the following assumptions: expected life of 3.0 years; volatility of 91.32%; no dividend yield; and a risk free interest rate of 0.34%. The fair value of the warrants of $25,738 and was recorded as interest and financial fees. The GEL Note has been determined to have a derivative liability related to its conversion feature with a fair value of $104,954 at July 23, 2012. The fair value of the derivative liability was determined at the grant date using the Black-Scholes option pricing model with the following assumptions: expected life of 1 year; volatility of 84.96%; no dividend yield; and a risk free interest rate of 0.14%. The fair value of the derivative liability was recorded as a discount to the debt of $100,000 and $4,954 of interest and financing fees. The discount is being amortized to amortization of debt discount over the term of the note. The unamortized discount and the fair value of the derivative liability at May 31, 2013 was $9,438 (February 28, 2013 - $35,952) and $149,460 (February 28, 2013 - $53,480) respectively. The fair value of the derivative liability at May 31, 2013 was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 0.1 years; volatility of 130.44%; no dividend yield; and a risk free interest rate of 0.03%. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. During the three month period ended May 31, 2013, the holder of the GEL Note exercised conversion rights and the Company issued an aggregate 2,443,294 shares of its common stock for $25,500 principal amount of this note. The outstanding principal balance of the GEL Note at May 31, 2013 was $65,000 (February 28, 2013 - $90,500).

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three month period ended May 31, 2013 and 2012

On September 5, 2012, the Company issued an 8% convertible promissory note (the “8% Note”) to Asher Enterprises, Inc. for a principal amount of $68,000. The Company received net proceeds of $61,600. The 8% Note is due and payable June 7, 2013 and accrues interest on the outstanding principal balance at the rate of 8% per annum. Any time after 180 days following the date of this note, the 8% Note is convertible into shares of the Company's common stock at a conversion price that is equal to 58% of the average of the lowest three trading prices during the ten trading days preceding the date of conversion. The exercise price may be adjusted to a lower amount where the Company grants or sells shares or options or other convertible securities at a price that is lower than the then in effect conversion price. At any time up and until 180 days from the date of the 8% Note, the Company has the option to redeem the 8% Note for payment to the note holder ranging from 115% to 140% of the unpaid principal amount of the 8% Note.. In event of default, the Company is required to pay the note holder the greater of (i) 150% of the principal as well as interest and other amounts payable to the note holder or (ii) parity value of the common shares that would be issuable upon conversion multiplied by the highest closing price for the common stock during the period beginning on the date of the first occurrence of the default and ending one day prior to the mandatory payment date. In the event of default interest on the 8% Note accrues at 22% per annum. The 8% Note is secured with 170,000 of the Company’s common shares held in treasury. The 8% Note has been determined to have a derivative liability related to its conversion feature with a fair value of $119,619 at September 5, 2012. The fair value of the derivative liability was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 0.75 years; volatility of 82.48%; no dividend yield; and a risk free interest rate of 0.18%. The fair value of the derivative liability was recorded as a discount to the debt of $68,000 and $51,619 of interest and financing fees. The discount is being amortized to amortization of debt discount over the term of the note. The unamortized discount and the fair value of the derivative liability at May 31, 2013 $367 (February 28, 2013 - $24,480) and $43,696 (February 28, 2013 - $49,268) respectively. The fair value of the derivative liability at May 31, 2013 was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 0.1 years; volatility of 108.22%; no dividend yield; and a risk free interest rate of 0.03%. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. During the three month period ended May 31, 2013, the holder of the 8% Note exercised conversion rights and the Company issued an aggregate 5,267,229 shares of its common stock for $53,574 principal amount of this note.

On October 15, 2012, the Company issued an 8% convertible promissory note (the “October 15 Note”) to Asher Enterprises, Inc. for a principal amount of $37,500.The Company received net proceeds of $33,125. The October 15 Note is due and payable July 17, 2013 and accrues interest on the outstanding principal balance at the rate of 8% per annum. Any time after 180 days following the date of this note, the October 15 Note is convertible into shares of the Company's common stock at a conversion price that is equal to 58% of the average of the lowest three trading prices during the ten trading days preceding the date of conversion. The exercise price may be adjusted to a lower amount where the Company grants or sells shares or options or other convertible securities at a price that is lower than the then in effect conversion price. At any time up and until 180 days from the date of the October 15 Note, the Company has the option to redeem the October 15 Note for payment to the note holder ranging from 115% to 140% of the unpaid principal amount of the October 15 Note. In event of default, the Company is required to pay the note holder the greater of (i) 150% of the principal as well as interest and other amounts payable to the note holder or (ii) parity value of the common shares that would be issuable upon conversion multiplied by the highest closing price for the common stock during the period beginning on the date of the first occurrence of the default and ending one day prior to the mandatory payment date. In the event of default interest on the October 15 Note accrues at 22% per annum. The October 15 Note has been determined to have a derivative liability related to its conversion feature with a fair value of $34,105 at October 15, 2012. The fair value of the derivative liability was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 0.75 years; volatility of 82.54%; no dividend yield; and a risk free interest rate of 0.18%. The fair value of the derivative liability was recorded as a discount to the debt of $34,105. The discount is being amortized to amortization of debt discount over the term of the note. The unamortized discount and the fair value of the derivative liability at May 31, 2013 was $5,829 (February 28, 2013 - $15,559) and $113,590 (February 28, 2013 - $31,457) respectively. The fair value of the derivative liability at May 31, 2013 was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 0.1 years; volatility of 113.4%; no dividend yield; and a risk free interest rate of 0.03%. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three month period ended May 31, 2013 and 2012

On November 30, 2012, the Company entered into a 6% convertible promissory note with Circadian Group in the amount of $54,325 in settlement of amounts payable due Circadian Group (the “Circadian Note”). The Circadian Note matures on May 31, 2013 and has a redemption premium of 110% of the principal amount including 6% interest payable on the principal amount. The holder of the Circadian Note may convert the principal amount and interest to shares of the Company’s common stock at any time at a conversion price equal to a 20% discount to the lowest closing price during the five trading days immediately prior to conversion notice, as reported by nasdaq.com. The Company has determined that the convertible feature of the Circadian Note is a derivative liability with fair value of $30,148 at November 30, 2012. The fair value of the derivative liability was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 0.5 years; volatility of 79.84%; no dividend yield; and a risk free interest rate of 0.13%. The fair value of the derivative liability was recorded as a discount to the debt of $30,148 and is being amortized to amortization of debt discount over the term of the note. The redemption premium of $5,435 is being amortized to amortization of debt discount over the life of the note. The unamortized discount, unamortized redemption premium and the fair value of the derivative liability at May 31, 2013 was $nil (February 28, 2013 - $15,240), $nil (February 28, 2013 - $2,746) and $114,689 (February 28, 2013 - $24,526) respectively. The fair value of the derivative liability at May 31, 2013 was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 0.4 years; volatility of 101.06%; no dividend yield; and a risk free interest rate of 0.04%. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. The Circadian Note matured May 31, 2013 without payment or settlement.

On December 20, 2012, the Company entered into a 6% convertible promissory note with William Leiberman in the amount of $50,000 in settlement of litigation between the parties (the “Leiberman Note”). The Leiberman Note matures on September 30, 2013 and has a redemption premium of 110% of the principal amount including 6% interest payable on the principal amount. The holder of the Leiberman Note may convert the principal amount and interest to shares of the Company’s common stock at any time at a conversion price equal to a 15% discount to the lowest closing price during the five trading days immediately prior to conversion notice, as reported by nasdaq.com. The Company has determined that the convertible feature of the Leiberman Note is a derivative liability with fair value of $29,139 at December 20, 2012. The fair value of the derivative liability was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 0.6 years; volatility of 113.40%; no dividend yield; and a risk free interest rate of 0.18%. The fair value of the derivative liability was recorded as a discount to the debt of $29,139 and is being amortized to amortization of debt discount over the term of the note. The redemption premium of $5,000 is being amortized to amortization of debt discount over the life of the note. The unamortized discount, unamortized redemption premium and the fair value of the derivative liability at May 31, 2013 was $12,518 (February 28, 2013 - $21,957), $2,148 (February 28, 2013 - $3,768) and $93,132 (February 28, 2013 - $27,278) respectively. The fair value of the derivative liability at May 31, 2013 was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 0.3 years; volatility of 102.8%; no dividend yield; and a risk free interest rate of 0.04%. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three month period ended May 31, 2013 and 2012

On January 16, 2013, the Company issued an 8% convertible promissory note (the “January 16 Note”) to Asher Enterprises, Inc. for a principal amount of $42,500.The Company received net proceeds of $38,300. The January 16 Note is due and payable September 18, 2013 and accrues interest on the outstanding principal balance at the rate of 8% per annum. Any time after 180 days following the date of this note, the January 16 Note is convertible into shares of the Company's common stock at a conversion price that is equal to 58% of the average of the lowest three trading prices during the ten trading days preceding the date of conversion. The exercise price may be adjusted to a lower amount where the Company grants or sells shares or options or other convertible securities at a price that is lower than the then in effect conversion price. At any time up and until 180 days from the date of the January 16 Note, the Company has the option to redeem the January 16 Note for payment to the note holder ranging from 115% to 140% of the unpaid principal amount of the January 16 Note. In event of default, the Company is required to pay the note holder the greater of (i) 150% of the principal as well as interest and other amounts payable to the note holder or (ii) parity value of the common shares that would be issuable upon conversion multiplied by the highest closing price for the common stock during the period beginning on the date of the first occurrence of the default and ending one day prior to the mandatory payment date. In the event of default interest on the January 16 Note accrues at 22% per annum. The January 16 Note has been determined to have a derivative liability related to its conversion feature with a fair value of $77,474 at January 16, 2013. The fair value of the derivative liability was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 0.70 years; volatility of 117.87%; no dividend yield; and a risk free interest rate of 0.18%. The fair value of the derivative liability was recorded as a discount to the debt of $42,500 and $34,974 of interest and financing fees. The discount is being amortized to amortization of debt discount over the term of the note. The unamortized discount and the fair value of the derivative liability at May 31, 2013 was $19,082 (February 28, 2013 - $35,041) and $128,885 (February 28, 2013 - $37,556) respectively. The fair value of the derivative liability at May 31, 2013 was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 0.3 years; volatility of 107.51%; no dividend yield; and a risk free interest rate of 0.04%. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations.

6.	Share Capital

(a)	Authorized capital

The Company is authorized to issue:

100,000,000 shares of Preferred stock, $0.00001 par value

50,000,000 shares of Common stock, $0.00001 par value

On November 29, 2012 a vote by stockholders holding shares of the Company’s voting stock approved the amendment of the Company’s articles of incorporation to increase the authorized number of shares of stock from 350,000,000 to 1,100,000,000. Effective January 14, 2013, the Company reduced its issued and outstanding common stock on a 20:1 reverse split, reducing the authorized number of shares of common stock from 1,000,000,000 to 50,000,000. All per share amounts in these condensed consolidated financial statements and Notes thereto have been adjusted to reflect the 20:1 reverse split to the Company’s common stock. On May 31, 2013, the stockholders of the Company approved an increase in the authorized common shares from 50,000,000 to 500,000,000. This change of authorized capital was effected June 3, 2013.

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

For the three month period ended May 31, 2013 and 2012

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

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three month period ended May 31, 2013 and 2012

(b)	Share issuances, returns and cancellations during the three month periods ended May 31, 2013 and 2012:

On April 5, 2013, the Company received and approved a subscription from Gordon Lee, the Company’s Chief Executive Officer, for 5,000,000 units at $0.01 per unit for gross proceeds of $50,000 by way of private placement. Each unit consisted of one common share and one transferable share purchase warrant that entitles the holder to purchase one additional common share at $0.02 per share for a period of five years. The fair value of the common shares was $295,000 and the fair value of the warrants was $268,021 at the subscription date. The fair value of each warrant issued was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 5.0 years; volatility of 123.25%; no dividend yield; and a risk free interest rate of 0.68%. The net proceeds of the financing of $50,000 was allocated on a relative fair value basis as $26,198 to common shares and $23,802 to warrants.

On May 22, 2013, the Company received and approved a subscription from Gordon Lee, the Company’s Chief Executive Officer, for 15,000,000 units at $0.0033 per unit for gross proceeds of $50,000 by way of private placement. Each unit consisted of one common share and one transferable share purchase warrant that entitles the holder to purchase one additional common share at $0.01 per share for a period of five years. The fair value of the common shares was $85,500 and the fair value of the warrants was $67,608 at the subscription date. The fair value of each warrant issued was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 5.0 years; volatility of 124.74%; no dividend yield; and a risk free interest rate of 0.84%. The net proceeds of the financing of $50,000 was allocated on a relative fair value basis as $27,921 to common shares and $22,079 to warrants.

During the three month period ended May 31, 2013, the Company issued 11,450,523 shares of its common stock for the exercise of conversions under the Company’s convertible securities in the amount of $130,631; and 497,500 shares of its common stock for penalties of $53,484 related to non-payment of notes with a principal amount of $270,000.

During the three month period ended May 31, 2012, the Company issued 183,422 shares of its common stock for the exercise of conversions under the Company’s convertible securities in the amount of $146,560 including 96,578 shares of common stock reserved for issuance upon exercise of conversions under the Company’s convertible securities.

(c)	Treasury stock

Pursuant to an agreement dated August 24, 2012 with a former director of the Company, the Company acquired 170,000 shares of its common stock at an aggregate purchase price of $129,200. Pursuant to an agreement dated February 8, 2013 with the former shareholders of Fairfields, the Company acquired an additional 512,501 shares of its common stock at an aggregate fair value of $66,625. The 682,501 shares of the Company’s common stock acquired during the year ended February 28, 2013 have been recorded as treasury stock using the cost method.

(d)	Stock options

The Company has an incentive share option plan (the "Plan") that it adopted February 7, 2011, that allows it to grant incentive stock options to its officers, directors, employees and other persons associated with the Company. The Plan is intended to advance the best interests of the Company by providing those persons who have a substantial responsibility for its management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. Further, the availability and offering of stock options and common stock under the Plan supports and increases the Company's ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability of the Company depends. The board of directors reserved 500,000 shares of common stock for issuance under the Plan. As of the fiscal year end, February 28, 2011, the board of directors had granted options to purchase 320,000 shares of common stock at $10 per share to 7 persons. Through the three month periods ended May 31, 2013 and 2012 no further grants of options have been made under this plan.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three month period ended May 31, 2013 and 2012

Expiry date	Exercise price per share	Balance February 28, 2013	Granted	Forfeited	Expired/ Cancelled	Balance May 31, 2013

February 24, 2016	$10.00	320,000	–	–	–	320,000

		320,000	–	–	–	320,000

All 320,000 stock options granted and were exercisable at May 31, 2013 and 2012.

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

The board of directors reserved 2,500,000 shares of common stock for issuance under the 2012 Plan. Through February 28, 2013, the board of directors had granted 500,000 shares of common stock to one consultant under the 2012 Plan. During the three month period ended May 31, 2013, no grants were made under the 2012 Plan.

(f)	Share purchase warrants

The continuity of share purchase warrants is as follows:

Expiry date	Exercise price per share	Balance February 28, 2013	Issued	Exercised	Expired	Balance May 31, 2013

Class A

December 19, 2013	$3.00	6,667	–	–	–	6,667
June 12, 2014	$8.00	5,000	–	–	–	5,000
October 14, 2016	$10.00	7,500	–	–	–	7,500

Class B
December 15, 2013	$5.00	33,333	–	–	–	33,333
April 4, 2018	$0.01	–	5,000,000			5,000,000
May 20, 2018	$0.02	–	15,000,000	–	–	15,000,000

Promissory Note Warrants
October 25, 2014	$3.00	33,333	–	–	–	33,333
March 22, 2015	$4.00	125,000	–	–	–	125,000
July 23, 2015	$1.40	71,429	–	–	–	71,429
Total Warrants Outstanding		282,262	20,000,000	–	–	20,282,262

Weighted average exercise price		$3.55	$0.0175	$–	$–	$0.07
Average remaining contractual term (years)						1.86

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three month period ended May 31, 2013 and 2012

The Company has issued the following classes of warrants as set out below:

Class A warrant	Are non-transferrable, exercisable for cash and have no acceleration of the expiry date.

Class B warrant	Are transferrable, each warrant entitles the holder to purchase one additional common share at the exercise price per share set out in the table above, subject to acceleration provisions and with a cashless exercise provision based upon the 20 day volume weighted average price per share at closing day (VWAP) the day prior to exercise. Holders of warrants electing cashless exercise will receive that number of shares equal to the 20 day VWAP minus the exercise price divided by the 20 day VWAP minus the exercise price divided by the 20 day VWAP multiplied by the number of warrants exercised. The April 4, 2018 and May 20, 2018 warrants are not subject to acceleration and their cashless exercise provision uses a 5 day VWAP in its calculation.

Promissory Note Warrants

October 24, 2014 & July 23, 2015	Are transferrable and entitles the holder to purchase one additional common share for a period of three years. In lieu of the cash payment the holder has the right to convert this warrant in whole or in part without payment of any kind into that number of shares of common stock of the Company equal to the quotient obtained by dividing the aggregate of the closing price of the Company’s common stock on the day immediately preceding the conversion less the aggregate purchase price of the shares being exercised divided by the closing price of the Company’s common stock on the day immediately preceding the conversion.

March 22, 2015	Transferable with the approval of the Company. At any time after September 22, 2012, in lieu of the cash payment the holder has the right to convert this warrant in whole or in part without payment of any kind into that number of shares of common stock of the Company equal to the quotient obtained by dividing the aggregate of the VWAP price of the Company’s common stock on the day immediately preceding the conversion less the aggregate purchase price of the shares being exercised divided by the VWAP of the Company’s common stock on the day immediately preceding the conversion. The March 22, 2015 warrants provide the warrant holder with down round protection where the Company issues any shares or grants and warrant or convertible security or re-prices a security at less than the effective exercise price of the March 22, 2015 warrant at that time, then the effective exercise price shall be lowered to such lesser amount. As at May 31, 2013, the Company has estimated the re-priced warrant from 125,000 common shares at $4.00 per share to 150,000,000 common shares at $0.0033 per share.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the three month period ended May 31, 2013 and 2012

During the three month period ended May 31, 2013, the Company approved unit subscriptions for an aggregate of 20,000,000 (2012 – nil) Class B warrants as part of a private placement of units.

7.	Related Party Transactions

a)	Effective August 28, 2012 the Company has agreed to pay its current CEO the amount of $10,000 per month. During the three month period ended May 31, 2013, the Company paid $30,000 (2012 - $nil) as compensation for such management services.

b)	A law firm of which a director is a partner was payable fees for three month period ended May 31, 2013 during the term he served as a director of $45,000 (2012 - $nil).

c)	Included in accounts payable and accrued liabilities – related at May 31, 2013 is $5,000 (February 28, 2013 - $28,093) payable to the firms and persons referred to in this Note 7 and persons or firms related with these persons and firms.

d)	During the three month period ended May 31, 2013, the Company received and approved subscriptions from a director and executive officer of the Company for 20,000,000 units at an aggregate cost of $100,000 (see Note 6(b)).

8.	Subsequent Events

a)	The Company has issued 5,746,270 shares of its common stock upon exercise of convertible provisions of notes payable in settlement of $27,946 of the principal amount of such notes payable.

b)	On June 3, 2013, the Company redeemed 2,000,000 shares of the its Series A Preferred Stock at $0.02 per share.

c)	On June 3, 2013, a part of a profession services engagement with Weed & Co., the Company granted a five year common stock warrant to acquire 5,000,000 shares of the Company’s common stock at $0.10 per share and 5,000,000 shares of the Company’s common stock at $0.20 per share.

d)	On June 7, 2013, the Company issued an 8% convertible promissory note (the “June 8% Note”) for a principal amount of $47,500. The Company will receive net proceeds of $45,000. The June 8% Note is due and payable March 8, 2014 and accrues interest on the outstanding principal balance at the rate of 8% per annum. Any time after 180 days following the date of this note, the June 8% Note is convertible into shares of the Company's common stock at a conversion price that is equal to 58% of the average of the lowest three trading prices during the ten trading days preceding the date of conversion. The exercise price may be adjusted to a lower amount where the Company grants or sells shares or options or other convertible securities at a price that is lower than the then in effect conversion price.

e)	On June 14, 2013, the Company entered an Employment Agreement with its Chief Executive Officer, Gordon F. Lee. Under this agreement, Mr. Lee will earn a salary of $1 per year, and, as an incentive bonus, has the opportunity to earn up to 100,000,000 shares of the Company’s common stock and 100,000,000 common stock purchase options at an exercise price of $.01 per share, expiring June 1, 2018 (“Incentive Options”). Mr. Lee shall receive 20,000,000 shares of the Company’s common stock and 20,000,000 Incentive Options upon closing the acquisition of each of 4 properties and an additional 5,000,000 shares of the Company’s common stock and 5,000,000 Incentive Options upon completion of each technical report for the 4 property acquisitions.

f)	On June 15, 2013, the Company entered a Service Agreement with Carbon Energy Handling, Inc., a related party, for independent management service contract to provide a full scope of management, personnel, administrative, supervisory, accounting and billing services relating to all of the non-legal aspects of the Company’s operations relating to the Company’s future energy projects for a fee of $10,000 per month. The Company also entered into a Service Agreement with the Gordon F. Lee Group, LLC, a related party, for an independent management service contractor to provide a full scope of management, personnel, administrative, supervisory, accounting and billing services relating to all of the non-legal aspects of the Company’s operations relating to metals for a fixed monthly fee of $10,000.

g)	On June 3, 2013, the change in the authorized capital of the Company approved by shareholders May 31, 2013 which increased the authorized number of common shares from 50,000,000 to 500,000,000 was effected.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended May 31, 2013 and 2012 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended May 31, 2013 and 2012.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements.

Overview of our Business

Focus Gold Corporation was incorporated under the laws of the State of Nevada on December 23, 2005 under the name “Real Estate Referral Center, Inc.”. Effective on May 22, 2009 we changed our name to “Gold Bag, Inc.” and completed a 10:1 forward stock split. Effective on June 6, 2011 we changed our name to “Focus Gold Corporation”. Effective on January 14, 2013 we completed a 1:20 reverse stock split. Our common stock is quoted on the OTCQB, under the symbol “FGLD”.

To date, we have been engaged primarily in organizational activities and, until recently, have engaged in minimal initial exploration at several of our projects. As discussed in greater detail below, we have surrendered our interests in our former mineral exploration properties and are now in the zone of insolvency.

Subsidiaries

We currently have one wholly-owned subsidiary, Focus Gold Mexico Limited, a Delaware corporation.

Current Business Operations

We are an exploration stage issuer focused on the acquisition and development of mining properties. Until recently, our Company was involved in the following projects:

The Ontario Rights. - In October 2010, Focus Gold acquired an option on 16 mining claims in the Canadian Province of Ontario from Victoria Gold Corporation.

On November 27, 2012, Focus Gold and Victoria Gold Corporation terminated the option agreement.

The Mexico Rights. - On December 31, 2010, Focus Gold, acting through its wholly-owned subsidiary, Focus Gold Mexico Limited, acquired all of the outstanding shares of Fairfields Gold S.A. de C.V. which has an option agreement with Ramon Farias, as optionor, on the Huicicila gold project in Nayarit, Mexico, in consideration of the issuance of 512,501 fully-paid and non-assessable shares of the Company’s common stock (the “Fairfields Gold Payment Shares”). Subsequently, Focus Gold expanded its holdings of mining claims by acquiring five additional gold and silver mining claims adjacent to the Huicicila gold project in Nayarit, Mexico.

On February 8, 2013, Focus Gold Mexico entered into a share purchase agreement with three individuals, Santiago Leon Avaleyra, Eduardo Zayas Dueñas and Carmen Leticia Calderon Leon, as purchasers, for the sale and purchase of all of the outstanding shares of Fairfields Gold, S.A. de C.V. for $1,900,000; alternatively, the purchasers were given the option of returning the Fairfields Gold Payment Shares to the Company. At closing on February 20, 2013, the purchasers elected to pay for Fairfields Gold, S.A. de C.V. by surrendering the Fairfields Gold Payment Shares to the Company. The Fairfields Gold Payment Shares aggregate fair value as at February 8, 2013 was $66,625.

The Celtic Rights. - On October 25, 2011, Focus Gold completed the acquisition of a 98.65% interest in Metallum Resources PLC (“Metallum”). The acquisition gave Focus Gold indirect ownership through its wholly-owned subsidiary, Focus Celtic Gold Corporation (“Celtic”), of thirty-one exploration licenses in Northern Ireland, Scotland and Ireland covering in excess of 388,000 hectares. On October 5, 2012, Focus Gold entered an agreement with European Resource Capital Inc. (“ERC”) for the sale of the following to ERC for CAD$2,500,000 ($2,553,778 based upon the CAD to USD exchange rate): (a) 24,420,000 shares of common stock of Celtic; and (b) amounts receivable from Celtic of $217,031. We also caused Metallum to grant to ERC at total of 64,987,982 options, each entitling the holder to purchase one common share of Metallum for £0.10 through December 31, 2012. Upon closing, ERC issued to Focus Gold a promissory note in the principal amount of CAD$2,500,000, bearing interest at the rate of 8% per annum and secured by the 24,420,000 shares of Celtic common stock.

The Company restructured its relationship with ERC by entering an Assignment Agreement dated March 21, 2013 with ERC and Distressed Debt Investment Corp. Under the Assignment Agreement, the Company was paid CAD$200,000 ($193,602 at exchange rates at April 1, 2013, the date of receipt of proceeds) and received a one percent (1%) net smelter return royalty in the minerals extracted from the properties comprising the prospecting licenses in Ireland, Northern Ireland and Scotland currently registered in the name of Celtic or its subsidiaries. The fair value of the 1% smelter return royalty of $1,892,000 was based on an independent third party valuation analysis using estimates and assumptions provided by management of Celtic, and other information compiled by management of Celtic.

The fair value of the consideration received during the restructuring in March 2013 aggregating $193,602 has been reflected in the determination of fair value of the CAD$2,500,000 promissory note and accrued interest at February 28, 2013, and the difference of $545,849 was recorded in the Company’s audited consolidated statement of operations for the year ended February 28, 2013 as an impairment of note receivable.

The results from the operations of the Mexico and Celtic Rights have been included in discontinued operations in the Company’s consolidated statement of operations for the years ended February 28, 2013 and February 29, 2012. The results from the operations of Celtic and Fairfields for the three month period ended May 31, 2012 have also been reflected in loss from operations of discontinued entities in the condensed consolidated statements of operations.

Focus Gold intends to restructure itself and has engaged an outside consultant to identify, review, and assess additional mining properties for purchase.

Focus Gold is in the zone of insolvency. Accordingly, Focus Gold must consider the interests of both shareholders and creditors. As Focus Gold strives to repay its debt and secure capital to create revenue in future periods, there will be dilution to existing stockholders caused by the issuance of common stock for cash, services, and in exchange for debt. While management seeks to minimize the dilution to existing stockholders, multiple factors beyond management’s control, such as general economic conditions, the availability of and terms available for debt and equity funding, and the trading price of the Company’s common stock, have a significant impact on this effort. Investors are cautioned that these efforts may not be successful.

We have developed a private equity strategy to acquiring gold mining properties following several key investment criteria that include properties that are in safe governmental jurisdictions primarily in the Americas; that provide geographic diversification across its portfolio; invest $500,000 to $5 million in projects with significant exploration upside; and where possible, the Company will acquire properties with existing capable management teams and then provide senior level experienced management oversight. Once a property has matured, the Company will seek to divest of the property either through a strategic sale or through a spin-off into a stand-alone public company.

As discussed in our Current Report on Form 8-K dated April 8, 2013, we entered into a non-binding letter of intent with Carbon Energy Handling, Inc. (“CH”), a private corporation controlled by our Company’s CEO, Gordon F. Lee, that outlined a transaction to acquire various business opportunities related to (A) rights to negotiate for and acquire leases for the exploration and development of coal located on real property owned and/or controlled by Washington Corp., Sunlight Ranch, Jim Ridgeway, and the United States Government’s Bureau of Land Management, all of which are located in Carbon County, Montana (the “Coal Properties”); (B) plans and preliminary discussions for a 20-40 mile railroad spur for the transportation of coal to be built on the Coal Properties; and (C) a right of first refusal on any coal leases owned or hereafter acquired in Carbon County, Montana.

We and CH have decided not to pursue the non-binding letter of intent. On June 15, 2013, we entered into a Service Agreement with CH and Gordon F. Lee Group, LLC (“GFLG”), a private limited liability company controlled by our Company’s CEO, Gordon F. Lee. Under the Service Agreement with CH, we have engaged an independent management service contractor to provide a full scope of management, personnel, administrative, supervisory, accounting and billing services relating to all of the non-legal aspects of our operations relating to the pursuit of our proposed energy exploration and development business (i.e., coal, coal rights, hydrocarbons, oil and gas) for a fixed monthly fee of $10,000. Under the Service Agreement with GFLG, we engaged an independent management service contractor to provide a full scope of management, personnel, administrative, supervisory, accounting and billing services relating to all of the non-legal aspects of our mineral (metals) exploration and development business that we are in the process of restructuring (i.e., gold, silver, platinum) for a fixed monthly fee of $10,000.

Results of Operations

To date, we have been engaged primarily in organizational activities and, until recently, have engaged in minimal initial exploration at several of our projects. As discussed in greater detail below, we have surrendered our interests in our former mineral exploration properties and are now in the zone of insolvency.

We have not generated any revenues and we have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the three month period ended May 31, 2013 and May 31, 2012, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements.

The following table sets forth selected financial information for the periods indicated.

	For the Three Months Ended May 31, 2013	For the Three Months Ended May 31, 2012	For the period October 1, 2010 (Entry into Exploration Stage) to May 31, 2013
	$	$	$
Operating Expenses
Exploration expense	–	–	326,020
Mineral property impairment	–	–	50,000
General & administrative expenses	199,017	193,037	4,543,147
Other Income (Expenses)
Interest income			107,445
Amortization of debt discount	(161,878)	(261,632)	(926,734)
Interest and financial fees	(87,250)	(1,221,902)	(2,295,997)
Change in derivative liabilities	(1,590,371)	1,092,030	(986,411)
Gain on extinguishment of debt	–	–	207,927
Note receivable impairment	–	–	(545,849)
Loss on settlement	–	–	(111,736)
Net loss from continuing operations	(2,038,516)	(584,541)	(9,470,522)

Three month period ended May 31, 2013 Compared to Three month period ended May 31, 2012.

We generated no revenues for the three month period ended May 31, 2013 or 2012. Total expenses from continuing operations increased to $2,038,516 in the three month period ended May 31, 2013 compared to the amount of $584,541 recorded for the three month period ended May 31, 2012. This increase was primarily attributable to the change in derivative liabilities recorded in the current quarter compared to the previous quarter of 2012 and other items as noted in the discussion below:

•	General and Administrative expenses increased approximately 3%, or $5,980, for the three month period ended May 31, 2013 as compared to the comparable prior year period. The components of General and Administrative expenses are:

o	Consulting expenses were $99,450 for the three month period ended May 31, 2013, as compared to $46,877 in the comparable prior year period. This increase was primarily attributable to the engagement of a restructuring consultant at a fee of $75,000 and a decrease in other consulting fees of $22,427 in the period compared to the comparable prior period.

o	Management fees and salaries decreased by approximately 36.3% to $30,000 for the three month period ended May 31, 2013, as compared to the three month period ended May 31, 2012. This decrease was primarily attributable to the cessation of fees payable to the Company's former director of exploration and former president and CEO of the Company.

o	Legal and professional expenses decreased approximately $15,472 or 19.6% for the three month period ended May 31, 2013, as compared to the comparable prior year period. This decrease was primarily attributable to the costs of maintaining litigation defense in the three month period ended May 31, 2012, off-set by an increase in corporate legal fees and an adjustment of February 28, 2013 audit fees.

•	Other income and expenses for the three month period ended May 31, 2013 totaled $1,839,499 compared to $391,504 in the three month period ended May 31, 2012, composed of: $161,878 (2012 - $261,632) from the amortization of the discount recorded on notes payable; $87,250 (2012 - $1,221,902) of interest and financial fees. This decrease in interest and financing fees is attributable to the accounting of derivative liabilities and the inclusion herein of $1,005,859 in the three month period ended May 31, 2012 from derivative liabilities as interest and financing fees with no comparative in the current three month period. In addition, other income and expenses included a expense from changes in the fair value of derivative liabilities in the three month period ended May 31, 2013 of 1,590,371 (2012 – gain of $1,092,030). Management expects the amount of other expenses related to the amortization of debt discounts to be fully amortized in the fiscal year ended 2015. Derivative liabilities fair values are tested at the end of each reporting period and changes in fair value are recorded in the consolidated statement of operations as other incomes or expenses.
26

Income or Loss from Discontinued Operations

We incurred a loss from discontinued operations of $nil for the three month period ended May 31, 2013 compared to a loss from discontinued operations of $730,700 for the three month period ended May 31, 2012. Discontinued operations for the three month period ended May 31, 2012 include operating results for and amortization of debt discounts of $172,068.

Management does not believe the percentage increases in expenses is indicative of future increases. Until the Company engages in exploration activities for a sufficient time to include comparable prior year periods, management is unable to predict the anticipated increases in expenses.

Liquidity and Capital Resources

Although incorporated in 2005, Focus Gold began its current operations in October 2010, and has not as yet attained a level of operations which allows it to meet its current overhead. As discussed elsewhere in this quarterly report, we have surrendered our interests in our former mineral exploration properties and are now in the zone of insolvency. Our ability to attain profitable operations remains uncertain, particularly given current economic conditions. We will be dependent upon obtaining additional financing in order to adequately fund working capital in order to enable us to restructure our affairs.

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

As of May 31, 2013, the Company’s cash balance was $62,447. Accounts payable and accrued liabilities as well as short term payments under contracts as of May 31, 2013 totaled $3,102,152. The Company’s working capital as at May 31, 2013 was a deficit of $4,664,488.

During the three month period ended May 31, 2013, our sole means of meeting our cash flow requirements was through the receipt of funds from the Company’s reorganization of its Note Receivable into a 1% Smelter interest and the receipt of $200,000 Canadian ($193,602 U.S.), net proceeds of $100,000 from the sale of stock (2012 - $nil) and $nil from the sale of debt instruments (2012-$356,000).

By letter dated May 20, 2013, The Depository Trust Company (“DTC”) advised our Company that DTC has imposed a restriction on physical and electronic deposit transactions (the “Deposit Chill”) in shares of our Company’s common stock, with effect from May 20, 2013 (the “Chill Effective Date”). The effect of the Deposit Chill is that the DTC will no longer accept share certificates for deposit, thereby preventing the deposit of the underlying shares into DTC-participant broker accounts. Generally speaking, as long as the Deposit Chill is in place, persons holding such shares will be unable trade them electronically.

The Deposit Chill applies to all shares newly issued on or after the Chill Effective Date, as well as all shares previously issued as “restricted securities” that are cleared for resale on or after the Chill Effective Date pursuant to an effective registration statement under the Securities Act, or pursuant to Rule 144 under the Securities Act. The reason given by DTC for the Deposit Chill was the large number of shares (the “Subject Shares”) deposited with DTC between December 23, 2011 and April 8, 2013. DTC commented that, “The volume and timing of the deposits raise substantial questions as to whether these shares are tradeable without restriction under the Securities Act of 1933, as amended ..., a prerequisite for shares being deposited into the DTC system for book-entry services.”

As a prerequisite for lifting the Deposit Chill, pursuant to its operating agreement with the SEC, DTC required an opinion of independent legal counsel to the effect that the Subject Shares were eligible for deposit with DTC in accordance with the rules and procedures of DTC. Our Company sought advice from at least two qualified U.S. counsel for such an opinion and determined that either the opinion would not be capable of being provided or that the legal work involved made obtaining the opinion cost-prohibitive. As a result, no legal opinion was furnished to DTC in response to the Deposit Chill, and DTC has advised the Company that the Deposit Chill is now final and non-appealable despite our counsel’s request to keep the matter open until counsel could further consider it.

As long as the Deposit Chill is in place, persons with share certificates representing freely tradable shares will be unable to deposit their shares into a broker account and effect trades electronically. This will likely have a material adverse effect on the public trading market for our shares; and will represent a significant obstacle to shareholders holding share certificates who wish to sell their shares.

Cash Flows Used in Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended May 31, 2013, net cash flows used in operating activities was $232,392, consisting of a net loss of $2,038,516, adjusted by a gain in amortization of debt discount of $161,878, a gain in non-cash interest and financial fees of $85,155, a gain in change in derivative liabilities of $1,590,372, an increase in prepaid expenses of $2,942, a decrease in accounts payable and accrued expenses of $5,246 and a decrease in related accounts payable and accrued expenses of $23,093.

For the three month period ended May 31, 2012, net cash flows used in operating activities was $336,079, consisting of a net loss of $1,315,241, adjusted by a gain in amortization of debt discount of $261,632, a gain in non-cash interest and financial fees of $1,221,902, a decrease in change in derivative liabilities of $1,092,030, a gain in common stock issued for services of $6,883, an increase in taxes and other amounts receivable of $6,773, a decrease in prepaid expenses of $21,931, an increase in accounts payable and accrued expenses of $67,122, an increase in related accounts payable and accrued expenses of 27,603 and an increase in discontinued operations of $470,892.

Cash Flows from Investing Activities

We did not have any cash flows from investing activities for the three month period ended May 31, 2013. For the three month period ended May 31, 2012, net cash flows from investing activities was $nil, consisting of an advance of $200,000 to the Company’s former subsidiary and an increase in discontinued operations of $200,000.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances or the issuance of equity and debt instruments. For the three month period ended May 31, 2013, net cash flows provided from financing activities was $293,602 compared to $356,000 for the three month period ended May 31, 2012.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities, debt instruments, and related party loans or advances. Our working capital requirements are expected to increase in line with the growth of our business.

Plan of Operations

Our plan of operations for the next twelve months is to focus on the business plan above outlined under the section titled “Current Business Operations”. Unless and until we are successful in entering one or more definitive agreements in furtherance of our business plan, our capital needs for the next twelve months remains uncertain.

At May 31, 2013, we had $62,447 in cash, and accounts payable and accrued liabilities as well as short term payments under contracts as of May 31, 2013 totaled $3,102,152. Our working capital deficit as at May 31, 2013 was $4,664,488.  During the twelve month period following the date of this report, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations for and beyond the next twelve months. However, our ability to raise additional financing on terms that our acceptable to us, or at all, remains uncertain. We have no lines of credit or other bank financing arrangements.

Generally, we have financed operations to date through the proceeds of the private placement of equity to third parties, and debt instruments from related and non-related parties. We cannot provide our investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock, issuance of debt, advances or otherwise to fund our business activities going forward. In the absence of such financing, we will not be able to continue our operations and our business plan will fail.

Material Commitments

As of the date of this Quarterly Report, the agreements discussed below summarize our material commitments.

Related Party Arrangements

Effective August 28, 2012 the Company has agreed to pay its current CEO the amount of $10,000 per month. During the three month period ended May 31, 2013, the Company paid $30,000 (2012 - $nil) as compensation for such management services.

A law firm of which a director is a partner was payable fees for three month period ended May 31, 2013 during the term he served as a director of $45,000 (2012 - $nil).

Included in accounts payable and accrued liabilities – related at May 31, 2013 is $5,000 (February 28, 2013 - $28,093) payable to the firms and persons referred to above and persons or firms related with these persons and firms.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment during the next twelve months.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors’ report accompanying our February 28, 2013 and February 29, 2012 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (ASU No. 2011-04) “Fair Value Measurement” (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. As a result of the new guidance, U.S. GAAP and the IFRSs have the same definition and meaning of fair value and the same substantive disclosure requirements about fair value measurements (with minor differences in wording and style). ASU No. 2011-04 amends Topic 820 in two ways. Specifically, some of the amendments clarify how to apply the existing fair value measurement and disclosure requirements, while some of the amendments change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements. ASU No. 2011-04 and IFRS 13 do not extend the use of fair value accounting, but rather provide guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRS. ASU No. 2011-04 supersedes much of the guidance in ASC Topic 820, but also clarifies existing guidance and changes certain wording in order to align ASC Topic 820 with IFRS 13. IFRS 13 provides, for the first time, a precise definition of fair value and a single source of fair value measurement requirements, disclosure requirements, and related guidance for use across the IFRSs. The Company’s adoption of this policy did not have a material effect on our Company’s consolidated financial statements.

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

In September 2011, the FASB issued ASU No. 2011-08, which updates the guidance in ASC Topic 350, “Intangibles – Goodwill& Other” (ASU-2011-08). The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments in ASU 2011-08 include examples of events and circumstances that an entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, however the examples are not intended to be all-inclusive and an entity may identify other relevant events and circumstances to consider in making the determination. The examples in this ASU 2011-08 supersede the previous examples under ASC Topic 350 of events and circumstances an entity should consider in determining whether it should test for impairment between annual tests, and also supersede the examples of events and circumstances that an entity having a reporting unit with a zero or negative should consider in determining whether to perform the second step of the impairment test. Under the amendments in ASU 2011-08, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit's fair value from a prior year as previously permitted under ASC Topic 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 did not have a material impact on our Company's financial position or results of operations.

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

Effective January 1, 2013, the Company adopted ASU No. 2013-02, “Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which amends ASC 220, “Comprehensive Income.” The amended guidance in ASU No. 2013-02 requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amended guidance does not change the current requirements for reporting net income or other comprehensive income. The adoption of ASU No. 2013-02 did not have a significant impact on our Company’s consolidated financial statements.

We have implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

As of May 31, 2013, we carried out an evaluation, under the supervision and with the participation of Gordon F. Lee (our principal executive officer and also our principal financial officer) of the effectiveness of our disclosure controls and procedures. Based on the foregoing, Mr. Lee concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting as at our year ended February 28, 2013, as disclosed in our Annual Report on Form 10-K for our fiscal year ended February 28, 2013, which may be considered to be material weaknesses and which had not been resolved as of May 31, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended May 31, 2013 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Part II

Item 1.       Legal Proceedings

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 1A.     Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

On May 14, 2013, we issued 497,500 shares of common stock to two noteholders in respect of penalty shares accrued to May 14, 2013 and May 19, 2013 on the Company’s promissory notes to Per Wimmer dated September 14, 2011 and Lief Wimmer dated September 19, 2011 (as amended). The Company relied on the exemption from registration under the United States Securities Act of 1933, as amended, provided by Section 4(a)(2) thereof for transactions by the issuer not involving any public offering, given our pre-existing relationship with the creditors.

On April 5, 2013 we sold 5,000,000 shares of common stock and a five-year Common Stock Purchase Warrant to acquire 5,000,000 shares of common stock at $.02 per share to our Company’s CEO, Gordon F. Lee. The gross proceeds of $50,000 will be used for general corporate purposes. The transactions increased the number of outstanding shares of common stock by more than 5%. There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the securities. The person who received the securities has such knowledge in business and financial matters that he is capable of evaluating the merits and risks of the transaction. This transaction was exempt from registration under the Securities Act of 1933, as amended, based upon Section 4(a)(2) for transactions by the issuer not involving any public offering.

On May 21, 2013 we sold 15,000,000 shares of common stock and a five-year Common Stock Purchase Warrant to acquire 15,000,000 shares of common stock at $.01 per share to our Company’s CEO, Gordon F. Lee. The gross proceeds of $50,000 will be used for general corporate purposes. The transactions increased the number of outstanding shares of common stock by more than 5%. There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the securities. The person who received the securities has such knowledge in business and financial matters that he is capable of evaluating the merits and risks of the transaction. This transaction was exempt from registration under the Securities Act of 1933, as amended, based upon Section 4(a)(2) for transactions by the issuer not involving any public offering.

As previously disclosed, on September 5, 2012, the Company issued an 8% convertible promissory note (the “8% Note”) to Asher Enterprises, Inc. for a principal amount of $68,000. The Company received net proceeds of $61,600. The 8% Note is due and payable June 7, 2013 and accrues interest on the outstanding principal balance at the rate of 8% per annum. Any time after 180 days following the date of this note, the 8% Note is convertible into shares of the Company's common stock at a conversion price that is equal to 58% of the average of the lowest three trading prices during the ten trading days preceding the date of conversion. In connection with the 8% Note, Asher Enterprises, Inc. effected the following conversions of principal and accrued interest; the Company relied on the exemption from registration under the United States Securities Act of 1933, as amended, provided by Section 3(a)(9) thereof:

Date of Conversion	Principal/Interest Converted	Conversion Price per Share	Number of Shares Issued
3/11/13	$7,900	$0.0193	409,326
4/11/13	$4,800	$0.0119	403,361
4/19/13	$7,100	$0.0174	408,046
4/24/13	$5,700	$0.0139	410,072
4/26/13	$5,500	$0.0135	407,407
4/29/13	$5,200	$0.0128	406,250
4/30/13	$4,300	$0.0105	409,524
5/06/13	$2,800	$0.0070	400,000
5/06/13	$2,800	$0.0070	400,000
5/08/13	$2,500	$0.0061	409,836
5/17/13	$1,700	$0.0042	404,762
5/20/13	$1,680	$0.0041	409,756
5/23/13	$1,594	$0.0041	388,889

	$53,574		5,267,229

As previously disclosed, on July 23, 2012 the Company issued a 6% Redeemable Convertible Note (the “GEL Note”) to GEL Properties LLC. (“GEL”) in the amount of $100,000. The Company received net proceeds of $94,485. The GEL Note is due and payable July 23, 2013 and accrues interest on the outstanding principal balance at the rate of 6% per annum. The GEL Note is convertible at any time after January 23, 2013, into shares of the Company's common stock at a conversion price that is equal to 70% of the lowest closing bid price of the Company’s common stock as reported on the OTCQB on which the Company’s shares are traded, for any of the five trading days including the day upon which a notice of conversion is received by the Company. In connection with the GEL Note GEL effected the following conversions of principal and accrued interest outstanding; the Company relied on the exemption from registration under the United States Securities Act of 1933, as amended, provided by Section 3(a)(9) thereof:

Date of Conversion	Principal/Interest Converted	Conversion Price per Share	Number of Shares Issued
3/07/13	$5,000	$0.0310	230,415
4/04/13	$10,000	$0.0129	772,201
5/01/13	$7,500	$0.0105	714,286
5/28/13	$3,000	$0.0048	726,392

	$25,500		2,443,294

As previously disclosed, on March 22, 2012 the Company issued a Convertible Promissory Note to JMJ Financial (“JMJ”) in aggregate principal amount of $2,110,000 (the “JMJ Note”) advanced over time. In consideration for issuing of the JMJ Note and the 125,000 warrants, JMJ provided the initial funding of $275,000 (total of $356,000 through February 28, 2013). The JMJ Note bears interest at a one-time amount of 10%, matures three years from the date of issuance, is secured by 25% of the Company’s investment property and ownership or other equity interests the Company holds in Focus Celtic Gold Corporation, its wholly owned subsidiary, and is convertible into shares of the Company’s common stock, at JMJ’s option, at a conversion price, equal to 80% of the average of the three lowest trade prices for the Company’s common stock during the 20 trading days prior to the conversion. In connection with the JMJ Note, JMJ effected the following conversions of principal and accrued interest; the Company relied on the exemption from registration under the United States Securities Act of 1933, as amended, provided by Section 3(a)(9) thereof:

Date of Conversion	Principal/Interest Converted	Conversion Price per Share	Number of Shares Issued
3/07/13	$12,745	$0.0323	395,000
3/22/13	$10,321	$0.0213	485,000
4/02/13	$7,413	$0.0148	500,000
4/12/13	$7,561	$0.0148	510,000
4/18/13	$7,512	$0.0083	900,000
5/16/13	$6,004	$0.0063	950,000

	$51,556		3,740,000

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.       Other Information

Item 3.02 of Form 8-K requires our Company to file a current report on that Form in respect of certain unregistered sales of our equity securities. As a smaller reporting company, we are not required to file a current report on Form 8-K to report unregistered sales of equity securities if the equity securities sold, in the aggregate since our last Form 8-K filed under Item 3.02 or our last periodic report (i.e., an annual report on Form 10-K or a quarterly report on Form 10-Q), whichever is more recent, constitute less than 5% of the number of shares outstanding of the class of equity securities sold.

During the fiscal quarter ended May 31, 2013, we were required, but through inadvertence failed, to file current reports on Form 8-K to report the unregistered sales of equity securities disclose in Item 2, above, under the heading “Unregistered Sales of Equity Securities and Use of Proceeds”, since the aggregate number of equity shares issued exceeded the threshold for the reporting exemption.

Item 6.       Exhibits

Exhibit No.	Description

Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Articles of Amendment to the Articles of Incorporation to change name to Gold Bag, Inc. (2)
3.4	Certificate of Amendment to Articles of Incorporation (2)
3.5	Certificate of Amendment to Articles of Incorporation – name change to Focus Gold Corporation (2)
3.6	Certificate of Amendment to Articles of Incorporation (3)
Instruments defining the rights of security holders, including indentures
4.1	Specimen Stock Certificate for Common Stock (1)
4.2	Certificate of Designations of the Series A Preferred Stock (3)
4.3	Certificate of Designation of the Series B Non-Voting 6% Convertible Preferred Stock (3)
4.4	Common Stock Purchase Warrant (4)
Material Contracts
10.1	Share Purchase Agreement with European Resource Capital Inc. (5)
10.2	Share Purchase Agreement with Santiago Leon Avaleyra, Eduardo Zayas Duenas and Carmen Leticia Calderon Leon (6)
10.3	Assignment Agreement with Distressed Debt Investment Corp and European Resource Capital Inc. (7)
10.4	Private Placement Subscription Agreement (8)
10.5	Employment Agreement with Gordon F. Lee dated effective June 1, 2013(9)
10.6	Service Agreement – Energy with Carbon Energy Handling, Inc. dated June 15, 2013 (9)
10.7	Service Agreement – Metals with Gordon F. Lee Group, LLC dated June 15, 2013 (9)
Subsidiaries of the Issuer
21.1	Subsidiary – Focus Gold Mexico Limited, a Delaware corporation (100%)

Certifications

31.1	Certification of Principal Executive Officer of Periodic Report pursuant to Rule 13a-14 and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14 and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
33

Additional Exhibits

99.1	2011 Stock & Stock Option Compensation Plan (2)
99.2	2012 Stock & Stock Option Compensation Plan (10)

Data Files

101.INS	XBRL Instance File*
101.SCH	XBRL Schema File*
101.CAL	XBRL Calculation File*
101.DEF	XBRL Definition File*
101.LAB	XBRL Label File*
101.PRE	XBRL Presentation File*

* Filed herewith.
(1) Incorporated by reference from the Form SB-2 filed June 2, 2006.

(2) Incorporated by reference from the Form 10-K for the year ended February 28, 2011 filed June 13, 2011.

(3) Incorporated by reference from the Form 8-K filed October 19, 2012.

(4) Incorporated by reference from the Form 8-K filed April 5, 2013.

(5) Incorporated by reference from the Form 8-K filed October 5, 2012.
(6) Incorporated by reference from the Form 8-K filed February 14, 2013.

(7) Incorporated by reference from the Form 8-K filed March 29, 2013.

(8) Incorporated by reference from the Form 8-K filed April 5, 2013.

(9) Incorporated by reference from the Form 8-K filed June 17, 2013.

(10) Incorporated by reference from the Form S-8 filed on October 16, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOCUS GOLD CORPORATION

By:	/s/ Gordon F. Lee
Gordon F. Lee
Chief Executive Officer, Chief Financial Officer and a director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: July 15, 2013

35