Form 10-Q
period 2013-08-31
FOCUS GOLD Corp
filed 2013-10-23
CIK 1360564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:        000-52720

FOCUS GOLD CORPORATION

 (Exact name of registrant as specified in its charter)

Nevada	26-4205169
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

51033 N. 330th Avenue Wickenberg, Arizona	85390
(Address of principal executive offices)	(Zip Code)

(928◆) 684-2737◆
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  207,005,743 shares of common stock as of October 14, 2013.

1

FOCUS GOLD CORPORATION

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

August 31, 2013

TABLE OF CONTENTS

FOCUS GOLD CORPORATION

Quarterly Report on Form 10-Q

For The Quarterly Period Ended August 31, 2013

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve risks and uncertainties regarding our ability to successfully refinance our debt, the availability of additional financing for working capital purposes, our ability to successfully restructure our mineral (metals) exploration and development business (i.e., gold, silver, platinum), our ability to successfully execute our business plan with respect to our proposed energy exploration and development business (i.e., coal, coal rights, hydrocarbons, oil and gas), and other factors., availability of financing, our ability to consummate the transactions contemplated by our non-binding letter of intent with Carbon Energy Handling, Inc. and other factors.  Forward-looking statements are made, without limitation, in relation to our business plans, availability of funds and operating costs.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  Actual events or results may differ materially.  In evaluating these statements, you should consider various factors outlined in our annual report on Form 10-K for the year ended February 28, 2013, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the “SEC”).  These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Part I

Item 1.

Financial Statements

The following unaudited condensed consolidated interim financial statements of Focus Gold Corporation and its wholly-owned subsidiary Focus Gold Mexico Limited (sometimes collectively referred to as “we”, “us”, “our Company” or “Focus Gold”) are included in this quarterly report on Form 10-Q:

Page
Condensed Consolidated Balance Sheets as at August 31, 2013 (unaudited) and February 28, 2013	2

Condensed Consolidated Statements of Operations for the three month and six month periods ended August 31, 2013 and August 31, 2012, and for the period October 1, 2010 (Entry into Exploration Stage) to August 31, 2013	3

Condensed Consolidated Statements of Stockholders’ Equity as at August 31, 2013	4
Condensed Consolidated Statements of Cash Flows for the six month period ended August 31, 2013 and August 31, 2012, and for the period October 1, 2010 (Entry into Exploration Stage) to August 31, 2013	5

Notes to Condensed Consolidated Financial Statements	6

It is the opinion of management that the interim condensed consolidated financial statements for the six months ended August 31, 2013 and 2012 include all adjustments necessary in order to ensure that the condensed consolidated financial statements are not misleading. These condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual consolidated financial statements for the year ended February 28, 2013. All adjustments are of a normal recurring nature. These interim condensed consolidated financial statements should be read in conjunction with our Company’s audited annual consolidated financial statements as of and for the year ended February 28, 2013.

FOCUS GOLD CORPORATION
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets

ASSETS
	August 31, 2013	February 28, 2013
	(Unaudited)
Current Assets
Cash and cash equivalents	$ 779	$ 1,237
Prepaid expenses	53,737	-
Total Current Assets	54,516	1,237
Long term note receivable	-	2,085,602
Mineral royalty interest	1,892,000	-
Total Assets	$ 1,946,516	$ 2,086,839
LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 518,979	$ 467,336
Accounts payable and accrued expenses - related	70,000	28,093
Notes payable, net of discounts	969,843	832,737
Derivative liabilities	1,586,275	1,773,986
Total Current Liabilities	3,145,097	3,102,152
Stockholders' Deficit
Preferred stock, $0.00001 par value, authorized shares 100,000,000 shares
Series A, 1,000,000 authorized and outstanding as of August 31, 2013 and 3,000,000 shares issued and outstanding at February 28, 2013	10	30
Series B, 7,000,000 authorized, 1,850 issued and outstanding as of August 31 and at February 28, 2013	-	-
Common stock, $0.00001 par value, authorized 500,000,000 shares, 56,142,769 shares issued and outstanding as of August 31, 2013 and 8,734,877 shares issued and outstanding as of February 28, 2013	561	87
Additional paid-in capital	18,746,931	18,409,825
Accumulated deficit prior to exploration stage	(414,284)	(414,284)
Accumulated deficit during exploration stage	(19,335,974)	(18,815,146)
Treasury stock	(195,825)	(195,825)
Total Stockholders' Deficit	(1,198,581)	(1,015,313)

Total Liabilities and Stockholders' Deficit	$ 1,946,516	$ 2,086,839

The accompanying notes are an integral part of these condensed consolidated financial statements

FOCUS GOLD CORPORATION
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended		For the Six Months Ended		For the period October 1, 2010 (Entry into Exploration Stage)to August 31, 2013
	August 31,	August 31,	August 31,	August 31,
	2013	2013	2013	2012
Revenues	$ -	$ -	$ -	$ -	$ -
Operating Expenses
Exploration expense	51,638	2,350	51,638	2,350	377,657
Mineral property impairment	-	-	-	-	50,000
General & administrative expenses	144,661	220,513	343,675	413,552	4,687,810

Total Operating Expenses	196,299	222,863	395,313	415,902	5,115,467
Other Income (Expenses)
Interest income	-	-	-	-	107,445
Amortization of debt discount	(83,014)	(195,313)	(244,892)	(456,945)	(1,009,747)
Interest and financial fees	(231,702)	(94,141)	(318,952)	(1,316,043)	(2,527,698)
Change in derivitive liabilities	2,034,252	(865,227)	443,880	226,804	1,047,841
Gain on extinguishment of debt	-	389,325	-	389,325	207,927
Note receivable impairment	-	-	-	-	(545,849)
Loss on settlement	-	(111,736)	-	(111,736)	(111,736)
Total Other Income (Expenses)	1,719,536	(877,092)	(119,964)	(1,268,595)	(2,831,817)

Net Income (Loss) from Continuing Operations	$ 1,523,237	$ (1,099,955)	$ (515,278)	$ (1,684,497)	$ (7,947,284)

Loss from operations of the discontinued entities	-	(3,520,737)	-	(4,252,458)	(6,951,187)
Loss on disposal of the discontinued entities	-	-	-	-	(4,558,050)
Loss from discontinued operations attributable to non-controlling interest	-	218,098	-	219,119	127,023
Loss from Discontinuing Operations attributable to Focus Gold	-	(3,302,639)	-	(4,033,339)	(11,382,214)
Net Income (Loss)	1,523,237	(4,402,594)	(515,278)	(5,717,836)	(19,329,498)
Preferred Share Dividends	2,774	-	5,551	-	6,476
Net Income (Loss) Attributable to Focus Gold Common Stockholders	$ 1,520,463	$ (4,402,594)	$ (520,829)	$ (5,717,836)	$ (19,335,974)
Basic (Net Loss) Per Share, Continuing Operations	$ 0.03	$ (0.21)	$ (0.02)	$ (0.30)
Basic (Net Loss) Per Share, Discontinued Operations	$ -	$ (0.63)	$ -	$ (0.73)
Weighted average number of shares outstanding, basic	46,366,652	5,268,810	32,595,285	5,544,770
Diluted (Net Loss) Per Share, Continuing Operations	$ -	$ (0.21)	$ (0.02)	$ (0.30)
Diluted (Net Loss) Per Share, Discontinued Operations	$ -	$ (0.63)	$ -	$ (0.73)
Weighted average number of shares outstanding, diluted	374,973,964	5,268,810	32,595,285	5,544,770

The accompanying notes are an integral part of these condensed consolidated financial statements

FOCUS GOLD CORPORATION
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity
	Preferred Series A		Preferred Series B		Common Stock		Additional Paid-in Capital	Accumulated Deficit Prior to Exploration Stage	Accumulated Deficit During Exploration Stage	Treasury Stock	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at February 29, 2012	-	$ -	-	$ -	4,951,252	$ 50	$ 17,401,932	$ (414,284)	$ (6,554,144)	$ -	$ 10,433,554
Common stock issued for exercises of conversions of notes payable at various prices per share	-	-	-	-	2,918,403	29	571,781	-	-	-	571,810
Common stock issued at $0.88 per share for settlement of fees and interest on notes payable	-	-	-	-	50,000	-	44,000	-	-	-	44,000
Common stock issued at $0.81 per share for settlement of fees and interest on notes payable	-	-	-	-	150,000	1	121,499	-	-	-	121,500
Common shares issued at $0.80 per share for contract settlement	-	-	-	-	5,000	-	4,000	-	-	-	4,000
Common stock issued at $0.433 per share for notes payable penalties	-	-	-	-	80,000	1	34,659	-	-	-	34,660
Common stock issued at $0.305 per share for notes payable penalties	-	-	-	-	80,000	1	24,399	-	-	-	24,400
Common stock issued for consulting services at $0.16 per share	-	-	-	-	500,000	5	79,995	-	-	-	80,000
Shares issued at January 15, 2013 for rounding on 20:1 reverse-split	-	-	-	-	222	-	-	-	-	-	-
170,000 Focus Gold Corporation shares acquired in settlement of amounts payable and held as treasury shares	-	-	-	-	-	-	-	-	-	(129,200)	(129,200)
512,501 Focus Gold Corporation shares acquired in sale of former subsidiary and held as treasury shares	-	-	-	-	-	-	-	-	-	(66,625)	(66,625)
Warrants issued for debt discount	-	-	-	-	-	-	67,590	-	-	-	67,590
Series A Preference shares issued October 19, 2012 at fair value of $0.02 per share	3,000,000	30	-	-	-	-	59,970	-	-	-	60,000
Series B Preference shares issued January 31, 2013 to settle accounts payable at fair value of $129.15 per share	-	-	1,850	-	-	-	-	-	-	-	-
Comprehensive income (loss)	-	-	-	-	-	-	-	-	-	-	-
Net loss for the year ended February 28, 2013	-	-	-	-	-	-	-	-	(12,260,077)	-	(12,260,077)
Dividends	-	-	-	-	-	-	-	-	(925)	-	(925)
Balances at February 28, 2013	3,000,000	30	1,850	-	8,734,877	87	18,409,825	(414,284)	(18,815,146)	(195,825)	(1,015,313)
Common stock issued for exercises of conversions of notes payable at various prices per share	-	-	-	-	22,910,392	229	177,847	-	-	-	178,076
Common stock issued for cash in private placement at $0.01 per unit	-	-	-	-	5,000,000	50	49,950	-	-	-	50,000
Common stock issued for cash in private placement at $0.0033 per unit	-	-	-	-	15,000,000	150	49,850	-	-	-	50,000
Common stock issued at $0.0048 per share for notes payable penalties	-	-	-	-	497,500	5	53,479	-	-	-	53,484
Common stock issued at $0.0115 per share for marketing services	-	-	-	-	4,000,000	40	45,960	-	-	-	46,000
Series A Preference shares redeemed October 19, 2012 at fair value of $0.02 per share	(2,000,000)	(20)	-	-	-	-	(39,980)	-	-	-	(40,000)
Net loss for the period ended August 31, 2013	-	-	-	-	-	-	-	-	(515,278)	-	(515,277)
Dividends	-	-	-	-	-	-	-	-	(5,551)	-	(5,551)
Balances at August 31, 2013	1,000,000	$ 10	1,850	$ -	56,142,769	$ 561	$ 18,746,931	$ (414,284)	$ (19,335,975)	$ (195,825)	$ (1,198,581)

The accompanying notes are an integral part of these condensed consolidated financial statements

FOCUS GOLD CORPORATION
(An Exploration Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Month Period Ended		For the period October 1, 2010 (Entry into Exploration Stage) to August 31,2013
	August 31, 2013	August 31, 2012
Cash Flows from Operating Activities
Net Loss	$ (515,278)	$ (5,717,836)	$ (19,329,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	-	4,830
Amortization of debt discount	244,892	456,945	1,009,746
Non-cash interest and financial fees	314,944	1,292,643	2,373,605
Change in derivitive liabilities	(443,880)	(226,804)	(1,047,841)
Gain on settlement of debt	-	-	(207,927)
Loss on settlement	-	-	111,736
Stock based compensation	-	-	1,842,200
Mineral property impairment	-	-	50,000
Note receivable impairment	-	-	545,849
Interest income	-	-	(80,097)
Common stock issued for services	2,262	13,926	490,871
Change in operating assets and liabilities:
Decrease in taxes and other amounts receivable	-	4,545	114,614
Decrease/(Increase) in prepaid expenses	(10,000)	40,870	(16,087)
Increase in accounts payable and accrued expenses	46,092	92,771	654,621
(Decrease)/Increase in accounts payable and accrued expenses - related	41,907	(31,042)	180,272
Discontinued operations	-	3,615,347	9,475,451
Net Cash Used in Operating Activities	(319,061)	(458,635)	(3,827,655)
Cash Flows From Investing Activities
Pre-acquisition loans to former subsidiary	-	-	(1,065,347)
Post-acquisition loan to former subsidiary	-	(200,000)	(1,089,525)
Purchase of equipment	-	-	(4,826)
Redemption of preference stock	(40,000)	-	(40,000)
Discontinued operations	-	200,000	1,194,064
Net Cash Used in Investing Activities	(40,000)	-	(1,005,634)
Cash Flows From Financing Activities
Proceeds from the sale of preference stock	-	-	30,000
Proceeds from the sale of common stock	100,000	-	3,012,455
Proceeds from notes payable	65,000	456,000	1,239,000
Proceeds from note receivable	193,602	-	193,602
Discontinued operations	-	-	353,714
Net Cash Provided by Financing Activities	358,602	456,000	4,828,771
Net Increase in Cash	$ (459)	$ (2,635)	$ (4,518)
Foreign currency translation adjustment	-	-	5,291
Cash and Cash Equivalents at Beginning of Period	$ 1,237	$ 2,641	$ 6
Cash and Cash Equivalents at End of Period	$ 779	$ 6	$ 779
Cash paid for
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the six month period ended August 31, 2013 and 2012

1. Organization and Description of Business

Focus Gold Corporation (the "Company") was incorporated on December 23, 2005 under the laws of the State of Nevada under the name Real Estate Referral Center Inc. On April 21, 2009, the Company changed its name to Gold Bag, Inc. and effective June 6, 2011 to Focus Gold Corporation. In October 2010 the Company entered into an option agreement with Victoria Gold Inc. for the right to explore and purchase mineral claims located in Ontario Canada and since that time the Company’s principal business has been the acquisition and exploration of mineral resources.  The Company is considered an exploration stage company and its financial statements are presented in a manner similar to a development stage company as defined in FASC 915-10-05, and interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7.  As at February 28, 2013, the Company disposed of all of its then existing mineral properties and the Company has initiated steps to restructure itself and has engaged an outside consultant to identify, review, and assess additional mineral properties for purchase. The Company has developed a private equity strategy to acquiring gold mining properties following several key investment criteria that include: properties that are in safe governmental jurisdictions primarily in the Americas; properties that provide geographic diversification across its portfolio; projects with significant exploration upside; and, where possible, properties with existing capable management teams to which it can then provide senior level experienced management oversight.  Once a property has matured, the Company will seek to divest the property either through a strategic sale or through a spin-off into a stand-alone public company.

On December 31, 2010, the Company acquired 100% ownership of Fairfields Gold S.A. de CV (“Fairfields”), a Mexican corporation involved in the exploration and expansion of its mineral properties. On October 25, 2011, through its wholly owned subsidiary Focus Celtic Gold Corporation (“Celtic”) the Company completed on the acquisition of 98.65% ownership of Metallum Resources Plc. (“Metallum”), an England &Wales corporation which is involved in the exploration and expansion of its mineral properties. Subsequent to the acquisition, the Company exchanged shares of Celtic for settlement of accounts payable reducing the Company’s equity stake in Celtic to 92.16%.   On October 5, 2012, the Company sold its 92.16% interest in Celtic. The associated assets and liabilities of Celtic and Metallum have been classified as discontinued operations at February 29, 2012.  The operations of Celtic and Metallum Resources Plc. through October 5, 2012 have been reflected in loss from operations of discontinued entities in the condensed consolidated statements of operations. On February 8, 2013, the Company sold its 100% interest in Fairfields. The operations of Celtic and Fairfields for the six month period ended August 31, 2012 have been reflected in loss from operations of discontinued entities in the condensed consolidated statements of operations.

The prior period results of continuing operations of Celtic and Fairfields have been reclassified to loss from discontinued operations.  All significant intercompany accounts and transactions are eliminated in consolidation.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the six month period ended August 31, 2013 and 2012

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

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the six month period ended August 31, 2013 and 2012

2. Significant Accounting Policies (Continued)

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

During the year ended February 28, 2013, the Company recorded an impairment charge on its Metallum properties and Watabeag & Russell.

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

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the six month period ended August 31, 2013 and 2012

2. Significant Accounting Policies (Continued)

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

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the six month period ended August 31, 2013 and 2012

2. Significant Accounting Policies (Continued)

(h)

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss of $515,277 during the six month period ended August 31, 2013, and has an accumulated deficit of $19,335,974 since entry into the exploration stage. Additionally, the Company is in default of various notes with principal amounts aggregating $349,100. The Company changed its principal business to the development and exploitation of mineral properties in October 2010, but has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the six month period ended August 31, 2013 and 2012

2. Significant Accounting Policies (Continued)

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

Given the conditions surrounding the trading of the Company’s equity securities, the Company values its derivative instruments related to embedded conversion features and warrants from the issuance of convertible debentures in accordance with the Level 3 guidelines. For the six month period ended August 31, 2013, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these condensed consolidated financial statements. The fair value of warrants and embedded conversion features that have exercise reset features are estimated using an adjusted Black-Scholes model based on the Company’s estimation of the likelihood of the occurrence of a reset.

	Balance at February 28, 2013	New Issuances	Changes in Fair Values	Balance at August 31, 2013
Level 3 –
Derivative liabilities from:
Conversion features	$755,311	$256,169	$(198,791)	$812,689
Warrants	1,018,675	-	(245,089)	773,586
	$1,773,986	$256,169	$(443,880)	$1,586,275

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the six month period ended August 31, 2013 and 2012

2. Significant Accounting Policies (Continued)

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

(j)

Reclassification

Certain amounts in the condensed consolidated balance sheet of August 31, 2012, the condensed consolidated statement of operations for the three month and six month periods ended August 31, 2012 and the condensed consolidated cash flow statement for the six month period ended August 31, 2012 have been reclassified to conform with the current year’s presentation.

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

For the six month period ended August 31, 2013 and 2012

3. Discontinued Operations (Continued)

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

A summarized statement of operations for the discontinued operations for the three month periods ended August 31, 2013 and 2012 is as follows:

	August 31,	August 31,
	2013	2012
Revenues	$-	$ -
Exploration expense	-	20,752
General and administrative	-	484,470
Total operating expenses	-	505,222
Mineral property impairment	-	2,841,880
Amortization of debt discount	-	158,717
Interest and finance cost	-	14,918
Non-controlling interest in operations	-	(218,098)
Loss from discontinued operations	$-	$(3,302,639)

 A summarized statement of operations for the discontinued operations for the six month periods ended August 31, 2013 and 2012 is as follows:

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the six month period ended August 31, 2013 and 2012

3. Discontinued Operations (Continued)

	August 31,	August 31,
	2013	2012

Revenues	$-	$ -

Exploration expense	-	98,117

General and administrative	-	966,758
Total operating expenses	-	1,064,875

Mineral property impairment	-	2,841,880
Amortization of debt discount	-	330,785
Interest and finance cost	-	14,918
Non-controlling interest in operations	-	(219,119)
Loss from discontinued operations	$-	$(4,033,339)

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the six month period ended August 31, 2013 and 2012

4. Mineral Royalty Interest

On October 5, 2012 the Company entered into a sales agreement with European Resource Capital Inc. for the sale of the Company’s 24,420,000 shares of common stock of Celtic (92.16% interest), 64,987,982 Metallum options providing the acquirer with the option to acquire an additional 64,987,982 common shares of Metallum for £0.10 per share through December 31, 2012 and amounts receivable from Celtic of $217,031 in exchange for payment of $2,500,000 (Canadian) ($2,553,887 at exchange rates at the date of this transaction).  European Resource Capital Inc. issued the Company an eight percent (8%) 5 year $2,500,000 (Canadian) promissory note payable that is secured by the 24,420,000 shares of Celtic common stock.  The sales agreement acknowledges that JMJ Financial has an unperfected lien against 25% of the purchased shares. If the Company is unsuccessful in removing JMJ Financials’ unperfected lien, European Resource Capital may settle such lien and reduce the $2,500,000 (Canadian) promissory note by 35% of its present value.

On March 21, 2013 the Company restructured its relationship with European Resource Capital Inc. (“ERC”) by entering an Assignment Agreement dated March 21, 2013 with ERC and Distressed Debt Investment Corp. Under the Assignment Agreement, the Company was paid $200,000 (Canadian Dollars, $193,602 at exchange rates at April 1, 2013 the date of receipt of proceeds) and received a one percent (1%) net smelter return royalty in the minerals extracted from the properties comprising the prospecting licenses in Ireland, Northern Ireland and Scotland currently registered in the name of Celtic or its subsidiaries.  The fair value of the 1% smelter return royalty of $1,892,000 was based on an independent third party valuation analysis using estimates and assumptions provided by management of Celtic, and other information compiled by management of Celtic. The fair value of the consideration received during the restructuring in March 2013 aggregating $193,602 has been reflected in the determination of fair value of the $2,500,000 (Canadian) promissory note and accrued interest at February 28, 2013 and the difference of $545,849 was recorded retroactively in the consolidated statement of operations for the year ended February 28, 2013 as an impairment of the note receivable.

5. Notes Payable

In September 2011, the Company entered into two Demand Promissory Notes (the “Notes”) in the aggregate amount of $270,000. The Notes were due upon demand after November 14, 2011 ($200,000, the “September 14, 2011 Note”) and November 19, 2011 ($70,000, the “September 19, 2011 Note”). The Notes bear interest at the rate of 2% per month calculated and compounded monthly and a commitment arrangement and placement fee of $67,500 per month (less interest). On June 14 and 19, 2012 the Company entered into a Promissory Note Amending Agreement with the holders of the Notes where by the note holders agreed to extend the maturity of the September 14, 2011Note to September 14, 2012 and the September 19, 2011 Note to September 19, 2012 and to settle outstanding commitment, arrangement and placement fees of $554,825 in exchange for 200,000 shares of the Company’s common stock, and eliminate any future commitment, arrangement and placement fees under these promissory notes. In September 2012 the Notes with a principal amount of $270,000 matured without payment and are in default thereafter.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the six month period ended August 31, 2013 and 2012

5. Notes Payable (Continued)

Under the terms of the Notes as modified, in the event of non-payment by the Company at maturity, the interest rate on the Notes increases to 5% per month and the Company is required to issue 57,500 and 20,000 shares of the Company’s common stock respectively in advance for each month of non-payment of the Notes.  During the six month period ended August 31, 2013 the Company issued the note holders 497,500 shares of the Company’s common stock in settlement of $53,484 of penalty shares.  The fair value at August 31, 2013 of the penalty shares outstanding of $2,316 (February 28, 2013, $48,430) and accrued interest of $332,839 (February 28, 2013, $178,101) are included in the Notes Payable in the condensed consolidated balance sheets.

On March 22, 2012 the Company issued a Convertible Promissory Note to JMJ Financial (“JMJ”) in aggregate principal amount of $2,110,000 (the “JMJ Note”) to be advanced over time. In consideration for issuing of the JMJ Note and 125,000 warrants, JMJ provided the initial funding of $275,000 (total of $356,000 through February 28, 2013). The JMJ Note bears interest at a one-time amount of 10%, matures three years from the date of issuance, is secured by 25% of the Company’s investment property and ownership or other equity interests the Company holds in Focus Celtic Gold Corporation, its wholly owned subsidiary, and is convertible into shares of the Company’s common stock, at JMJ’s option, at a conversion price, equal to 80% of the average of the three lowest trade prices for the Company’s common stock during the 20 trading days prior to the conversion. The Note was issued with a 10% original issue discount. The original issue discount of $39,556 is being accreted to amortization of debt discount over the term of the note. JMJ has agreed to restrict their ability to convert the JMJ Note and receive shares of common stock so that the number of shares of common stock held by JMJ and its affiliates in the aggregate after such conversion or exercise, does not exceed 4.99% of the then issued and outstanding shares of the Company’s common stock. No interest or principal payments are required until the maturity date. The Note may be prepaid at any time prior to Maturity Date at 150%. The 125,000 warrants issued to JMJ entitle JMJ to purchase up to 125,000 shares of the Company’s common stock at $4.00 per share, subject to adjustment to maintain an aggregate exercise price of $500,000. The 125,000 common share purchase warrants may in certain circumstances be exercised in whole or part in a cashless exercise equal to the difference between the VWAP on the trading day immediately preceding the date on which the holder elects to exercise the warrant, and the exercise price of the warrant times the number of warrants so being exercised. The warrant exercise price may be adjusted to a lesser amount than $4.00 where, at any time while the warrant is outstanding, and the Company sells or grants an option to purchase or sell, or grants any right to re-price, or issues any share of common stock or security convertible into the Company’s common stock, at an effective price less than the $4.00 exercise price, the exercise price shall be reduced to that lesser amount. The warrant is non-transferrable. The Company has determined that the warrants and the convertible feature of the JMJ Note are derivative liabilities with fair values of $418,531 and $867,469 respectively at their dates of issue. The fair value of the derivative liability was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 3.0 years; volatility of 102.6%; no dividend yield; and a risk free interest rate of 0.56%. The fair value of the derivative liability was recorded as a discount to the debt of $337,692 and $948,308 of interest and financing fees. The discount is being amortized to amortization of debt discount over the term of the JMJ Note. The unamortized discount at August 31, 2013 was $121,056 (February 28, 2013 - $193,858).

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the six month period ended August 31, 2013 and 2012

5. Notes Payable (Continued)

At August 31, 2013, the fair value of the derivative liability on the warrants and conversion feature was determined to be $773,586 (February 28, 2012 - $1,018,675) and $276,931 (February 28, 2013 - $291,921) respectively. The fair value of the derivative liability at August 31, 2013 was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 1.6 years; volatility of 101.26%; no dividend yield; and a risk free interest rate of 0.25%. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. During the six month period ended August 31, 2013, the holder of the JMJ Note exercised conversion rights and the Company issued an aggregate of 3,740,000 of its common stock for $51,556 principal amount of this note.

On July 23, 2012 the Company issued a 6% Redeemable Convertible Note (the “GEL Note”) to GEL Properties LLC. (“GEL”) in the amount of $100,000. The Company received net proceeds of $94,485. The GEL Note is due and payable July 23, 2013 and accrues interest on the outstanding principal balance at the rate of 6% per annum. The GEL Note is convertible at any time after January 23, 2013, into shares of the Company's common stock at a conversion price that is equal to 70% of the lowest closing bid price of the Company’s common stock as reported on the OTC Markets OTC QB on which the Company’s shares are traded, for any of the five trading days including the day upon which a notice of conversion is received by the Company. At any time, the Company has the option to redeem the GEL Note and pay to the holder, 150% of the unpaid principal amount of the GEL Note, in full. As part of the loan, the Company issued to the note holder 71,429 transferable warrants to purchase one common share per warrant at $1.40 per share for a period of three years. The fair value of the 71,429 warrants was $25,738 and was recorded as interest and financial fees. The fair value of the warrants was calculated at the grant date using the Black-Scholes option pricing model with the following assumptions: expected life of 3.0 years; volatility of 91.32%; no dividend yield; and a risk free interest rate of 0.34%.   The GEL Note was determined to have a derivative liability related to its conversion feature with a fair value of $104,954 at July 23, 2012 which was recorded as a discount to the debt of $100,000 and $4,954 of interest and financing fees. The fair value of the derivative liability was determined at the grant date using the Black-Scholes option pricing model with the following assumptions: expected life of 1 year; volatility of 84.96%; no dividend yield; and a risk free interest rate of 0.14%. The discount was amortized to amortization of debt discount over the term of the note and has been fully amortized  During the six month period ended August 31, 2013, the holder of the GEL Note exercised conversion rights and the Company issued an aggregate 2,443,294 shares of its common stock for $25,500 principal amount of this note.  The outstanding principal balance of the GEL Note at August 31, 2013 was $65,000 (February 28, 2013 $90,500).  The GEL Note matured July 23, 2013 without payment or settlement and is currently in default.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the six month period ended August 31, 2013 and 2012

5. Notes Payable (Continued)

On September 5, 2012, the Company issued an 8% convertible promissory note (the “8% Note”) to Asher Enterprises, Inc. for a principal amount of $68,000.The Company received net proceeds of $61,600.  The 8% Note is due and payable June 7, 2013 and accrues interest on the outstanding principal balance at the rate of 8% per annum.  Any time after 180 days following the date of this note, the 8% Note is convertible into shares of the Company's common stock at a conversion price that is equal to 58% of the average of the lowest three trading prices during the ten trading days preceding the date of conversion. The exercise price may be adjusted to a lower amount where the Company grants or sells shares or options or other convertible securities at a price that is lower than the then in effect conversion price.  At any time up and until 180 days from the date of the 8% Note, the Company has the option to redeem the 8% Note for payment to the note holder ranging from 115% to 140% of the unpaid principal amount of the 8% Note..  In event of default, the Company is required to pay the note holder the greater of (i) 150% of the principal as well as interest and other amounts payable to the note holder or (ii) parity value of the common shares that would be issuable upon conversion multiplied by the highest closing price for the common stock during the period beginning on the date of the first occurrence of the default and ending one day prior to the mandatory payment date.  In the event of default interest on the 8% Note accrues at 22% per annum.  The 8% Note is secured with 170,000 of the Company’s common shares held in treasury. The 8% Note has been determined to have a derivative liability related to its conversion feature with a fair value of $119,619 at September 5, 2012. The fair value of the derivative liability was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 0.75 years; volatility of 82.48%; no dividend yield; and a risk free interest rate of 0.18%. The fair value of the derivative liability was recorded as a discount to the debt of $68,000 and $51,619 of interest and financing fees. The discount was amortized to amortization of debt discount over the term of the note.   During the six month period ended August 31, 2013, the holder of the October 15 Note exercised conversion rights and the Company issued an aggregate 9,049,875 shares of its common stock for $70,720 of principal and interest on this note and fully extinguished its obligations to the holder on June 18,2013.

On October 15, 2012, the Company issued an 8% convertible promissory note (the “October 15 Note”) to Asher Enterprises, Inc. for a principal amount of $37,500.The Company received net proceeds of $33,125. The October 15 Note is due and payable July 17, 2013 and accrues interest on the outstanding principal balance at the rate of 8% per annum. Any time after 180 days following the date of this note, the October 15 Note is convertible into shares of the Company's common stock at a conversion price that is equal to 58% of the average of the lowest three trading prices during the ten trading days preceding the date of conversion. The exercise price may be adjusted to a lower amount where the Company grants or sells shares or options or other convertible securities at a price that is lower than the then in effect conversion price.  At any time up and until 180 days from the date of the October 15 Note, the Company has the option to redeem the October 15 Note for payment to the note holder  ranging from 115% to 140% of the unpaid principal amount of the October 15 Note.  In event of default, the Company is required to pay the note holder the greater of (i) 150% of the principal as well as interest and other amounts payable to the note holder or (ii) parity value of the common shares that would be issuable upon conversion multiplied by the highest closing price for the common stock during the period beginning on the date of the first occurrence of the default and ending one day prior to the mandatory payment date.  In the event of default interest on the October 15 Note accrues at the rate of 22% per annum.  The October 15 Note has been determined to have a derivative liability related to its conversion feature with a fair value of $34,105 at October 15, 2012. The fair value of the derivative liability was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 0.75 years; volatility of 82.54%; no dividend yield; and a risk free interest rate of 0.18%.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the six month period ended August 31, 2013 and 2012

5. Notes Payable (Continued)

The fair value of the derivative liability was recorded as a discount to the debt of $34,105. The discount was amortized to amortization of debt discount over the term of the note. The unamortized discount and the fair value of the derivative liability at August 31, 2013 was $nil (February 28, 2013 - $15,559) and $9,310 (February 28, 2013 - $31,457) respectively.  The fair value of the derivative liability at August 31, 2013 was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 0.1 years; volatility of 145.14%; no dividend yield; and a risk free interest rate of 0.02%. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. During the six month period ended August 31, 2013, the holder of the October 15 Note exercised conversion rights and the Company issued an aggregate 5,256,171 shares of its common stock for $23,400 principal amount of this note.  The October 15 Note matured July 17, 2013 without payment or settlement on the then outstanding principal amount of $14,100 and is now in default.

On November 30, 2012, the Company entered into a 6% convertible promissory note with Circadian Group in the amount of $54,325 in settlement of amounts payable due Circadian Group (the “Circadian Note”).  The Circadian Note matured on May 31, 2013 and has a redemption premium of 110% of the principal amount including 6% interest payable on the principal amount.   The holder of the Circadian Note may convert the principal amount and interest to shares of the Company’s common stock at any time at a conversion price equal to a 20% discount to the lowest closing price during the five trading days immediately prior to conversion notice, as reported by nasdaq.com. The Company has determined that the convertible feature of the Circadian Note is a derivative liability with fair value of $30,148 at November 30, 2012 which was recorded as a discount to the debt of $30,148 and was amortized to amortization of debt discount over the term of the note.  The fair value of the derivative liability was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 0.5 years; volatility of 79.84%; no dividend yield; and a risk free interest rate of 0.13%. The redemption premium of $5,435 was amortized to amortization of debt discount over the life of the note.  On August 9, 2013, the holder of the Circadian Note assigned their rights in the Circadian Note to Redwood Management, LLC, and the Company and Redwood Management, LLC entered into a Securities Settlement Agreement dated August 9, 2013 to settle the Circadian Note in exchange for the amount of $54,325 payable to Redwood Management, LLC maturing February 9, 2014 (the “Redwood-Circadian Note”).  The Redwood-Circadian Note bears interest at 12% of the principal amount regardless of when repaid and the holder of the Redwood-Circadian Note may convert the principal amount and interest to shares of the Company’s common stock at any time at a conversion price equal to a 50% discount to the lowest closing price determined on the current trading market for the Company’s common stock during the twenty trading days immediately prior to conversion notice.  The Company may, if the Redwood-Circadian Note is not in default, prepay any portion of the principal amount at 125% of such amount upon seven days written notice.  The Company has determined that the convertible feature of the Redwood-Circadian Note is a derivative liability with fair value of $110,351 at August 9, 2013. The fair value of the derivative liability was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 0.5 years; volatility of 114.44%; no dividend yield; and a risk free interest rate of 0.05%. The fair value of the derivative liability was recorded as a discount to the debt of $54,325 and $56,025 of interest and finance fees.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the six month period ended August 31, 2013 and 2012

5. Notes Payable (Continued)

This discount is being amortized to amortization of debt discount over the term of the note. The unamortized discount, and the fair value of the derivative liability at August 31, 2013 was $47,830 (February 28, 2013 - $nil), and $94,291 (February 28, 2013 - $nil) respectively.  The fair value of the derivative liability at August 31, 2013 was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 0.45 years; volatility of 136.60%; no dividend yield; and a risk free interest rate of 0.05%. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations.  During the six month period ended August 31, 2013, the holder of the Redwood-Circadian Note exercised conversion rights and the Company issued an aggregate 2,421,052 shares of its common stock for $6,900 principal amount of this note.

On December 20, 2012, the Company entered into a 6% convertible promissory note with William Leiberman in the amount of $50,000 in settlement of litigation between the parties (the “Leiberman Note”).  The Leiberman Note matured on September 30, 2013 and has a redemption premium of 110% of the principal amount including 6% interest payable on the principal amount.   The holder of the Leiberman Note may convert the principal amount and interest to shares of the Company’s common stock at any time at a conversion price equal to a 15% discount to the lowest closing price during the five trading days immediately prior to conversion notice, as reported by nasdaq.com. The Company has determined that the convertible feature of the Leiberman Note is a derivative liability with fair value of $29,139 at December 20, 2012 which was recorded as a discount to the debt of $29,139 and is being amortized to amortization of debt discount over the term of the note.. The fair value of the derivative liability was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 0.6 years; volatility of 113.40%; no dividend yield; and a risk free interest rate of 0.18%. The redemption premium of $5,000 is being amortized to amortization of debt discount over the life of the note. The unamortized discount, unamortized redemption premium and the fair value of the derivative liability at August 31, 2013 was $3,078 (February 28, 2013 - $21,957), $528 (February 28, 2013 - $3,768) and $36,418 (February 28, 2013 - $27,278) respectively.  The fair value of the derivative liability at August 31, 2013 was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 0.5 years; volatility of 134.34%; no dividend yield; and a risk free interest rate of 0.05%. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. This note is currently in default as of September 30, 2013.

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

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the six month period ended August 31, 2013 and 2012

5. Notes Payable (Continued)

The exercise price may be adjusted to a lower amount where the Company grants or sells shares or options or other convertible securities at a price that is lower than the then in effect conversion price.  At any time up and until 180 days from the date of the January 16 Note, the Company has the option to redeem the January 16 Note for payment to the note holder ranging from 115% to 140% of the unpaid principal amount of the January 16 Note.  In event of default, the Company is required to pay the note holder the greater of (i) 150% of the principal as well as interest and other amounts payable to the note holder or (ii) parity value of the common shares that would be issuable upon conversion multiplied by the highest closing price for the common stock during the period beginning on the date of the first occurrence of the default and ending one day prior to the mandatory payment date.  In the event of default interest on the January 16 Note accrues at the rate of 22% per annum.  The January 16 Note has been determined to have a derivative liability related to its conversion feature with a fair value of $77,474 at January 16, 2013 which was recorded as a discount to the debt of $42,500 and $34,974 of interest and financing fees. The fair value of the derivative liability was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 0.70 years; volatility of 117.87%; no dividend yield; and a risk free interest rate of 0.18%. The discount is being amortized to amortization of debt discount over the term of the note. The unamortized discount and the fair value of the derivative liability at August 31, 2013 was $3,122 (February 28, 2013 - $35,041) and $30,982 (February 28, 2013 - $37,556) respectively.  The fair value of the derivative liability at August 31, 2013 was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 0.5 years; volatility of 131.34%; no dividend yield; and a risk free interest rate of 0.05%. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. This note is currently in default as of September 18, 2013.

On June 7, 2013, the Company issued an 8% convertible promissory note (the “June 8% Note”) for a principal amount of $47,500 to Asher Enterprises.  The Company received net proceeds of $45,000.  The June 8% Note is due and payable March 8, 2014 and accrues interest on the outstanding principal balance at the rate of 8% per annum.  Any time after 180 days following the date of this note, the June 8% Note is convertible into shares of the Company's common stock at a conversion price that is equal to 58% of the average of the lowest three trading prices during the ten trading days preceding the date of conversion.  The exercise price may be adjusted to a lower amount where the Company grants or sells shares or options or other convertible securities at a price that is lower than the then in effect conversion price.  At any time up and until 180 days from the date of the June 8% Note, the Company has the option to redeem the June 8% Note for payment to the note holder ranging from 115% to 140% of the unpaid principal amount of the June 8% Note.  In event of default, the Company is required to pay the note holder the greater of (i) 150% of the principal as well as interest and other amounts payable to the note holder or (ii) parity value of the common shares that would be issuable upon conversion multiplied by the highest closing price for the common stock during the period beginning on the date of the first occurrence of the default and ending one day prior to the mandatory payment date.  In the event of default interest on the June 8% Note accrues at the rate of 22% per annum.  The June 8% Note has been determined to have a derivative liability related to its conversion feature with a fair value of $110,035 at June 7, 2013 which was recorded as a discount to the debt of $47,500 and $62,535 of interest and financing fees.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the six month period ended August 31, 2013 and 2012

5. Notes Payable (Continued)

The fair value of the derivative liability was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 0.80 years; volatility of 95.33%; no dividend yield; and a risk free interest rate of 0.08%. The discount is being amortized to amortization of debt discount over the term of the note. The unamortized discount and the fair value of the derivative liability at August 31, 2013 was $32,924 (February 28, 2013 - $nil) and $34,155 (February 28, 2013 - $nil) respectively.  The fair value of the derivative liability at August 31, 2013 was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 0.5 years; volatility of 127.81%; no dividend yield; and a risk free interest rate of 0.05%. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations.

On August 9, 2013, the Company issued a 12% Promissory Note to Redwood Management, LLC for $125,000 principal amount (the “Redwood Note”).  The Company received net proceeds of $12,500 upon execution and was to receive thereafter the amount of $12,500 each 30 days from execution until the full $125,000 was funded. The Redwood Note is due and payable February 1, 2014 with interest charged on the unconverted and then outstanding principal amount at the rate of 12% regardless of how long this note remains outstanding, and the holder of the Redwood Note may convert the principal amount and interest to shares of the Company’s common stock at any time at a conversion price equal to a 50% discount to the lowest closing price determined on the current trading market for the company’s common stock during the twenty trading days immediately prior to conversion notice.  The Company may, where the Redwood Note is not in default, prepay any portion of the principal amount at 125% of such amount upon seven days written notice.  The Company has determined that the convertible feature of the Redwood-Circadian Note is a derivative liability with fair value of $35,783 at the dates of receipt. The fair value of the derivative liability was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 0.65 – 0.75 years; volatility of 102.64 – 117.42%; no dividend yield; and a risk free interest rate of 0.05 – 0.08%. The fair value of the derivative liability was recorded as a discount to the debt of $17,500 and $18,283 of interest and finance fees.  This discount is being amortized to amortization of debt discount over the term of the note. The unamortized discount and the fair value of the derivative liability at August 31, 2013 was $15,709 (February 28, 2013 - $nil) and $30,753 (February 28, 2013 - $nil) respectively.  The fair value of the derivative liability at August 31, 2013 was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 0.65 years; volatility of 121.44%; no dividend yield; and a risk free interest rate of 0.05%. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the six month period ended August 31, 2013 and 2012

6. Share Capital

(a)

Authorized capital

The Company is authorized to issue:

100,000,000 shares of Preferred stock, $0.00001 par value

500,000,000 shares of Common stock, $0.00001 par value

On November 29, 2012 a vote by stockholders holding shares of the Company’s voting stock approved the amendment of the Company’s articles of incorporation to increase the authorized number of shares of stock from 350,000,000 to 1,100,000,000.  Effective January 14, 2013, the Company reduced its issued and outstanding common stock on a 20:1 reverse split, reducing the authorized number of shares of common stock from 1,000,000,000 to 50,000,000. All per share amounts in these condensed consolidated financial statements and Notes thereto have been adjusted to reflect the 20:1 reverse split to the Company’s common stock.  On May 31, 2013, the stockholders of the Company approved an increase in the authorized common shares from 50,000,000 to 500,000,000.  This change in authorized capital was effective June 3, 2013.

Series A Preferred Stock:

The Series A Preferred Stock consists of Three Million (3,000,000) shares of $.00001 par value. The Series A Preferred rank senior to the common stock and all other shares of preferred stock that may be later authorized. Each outstanding share of Series A Preferred Stock has two hundred fifty (250) votes on all matters submitted to the stockholders of the Company and votes with the common stock on all matters. The shares of Series A Preferred: (i) do not have any liquidation preference; (ii) do not accrue, earn, or participate in any dividends; and (iii) are subject to redemption by the Corporation at a price of two cents ($.02) per share.

In addition to any other rights provided by law, the Company may not, without first obtaining the affirmative vote or written consent of the holders of sixty percent (60%) of the outstanding shares of Series A Preferred, do any of the following:

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

For the six month period ended August 31, 2013 and 2012

6. Share Capital (Continued)

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

Any shares of Series A Preferred acquired by the Company by reason of redemption shall be returned to the status of undesignated and unissued shares of preferred stock of the Company.  At August 31, 2013, there were 1,000,000 shares of Series A Preferred Stock issued and outstanding, carrying 250,000,000 total votes, representing control of the Company.

Series B Non-Voting 6% Convertible Preferred Stock:

The Series B Non-Voting Convertible Preferred Stock consists of Seven Million (7,000,000) authorized shares of $0.00001 par value and a stated value of $100 per share. There were 1,850 shares of Series B Preferred Stock issued and outstanding at August 31, 2013.

Conversion rights: Each share of Series B Non-Voting 6% Convertible Preferred Stock is convertible at any time at the election of the holder into that number of shares of the Company's common stock determined by dividing the stated value of such shares of preferred stock into the conversion price. The conversion price is defined as twenty percent (20%) of the lowest closing bid price of the Company's common stock during five (5) trading days immediately preceding a conversion date. At August 31, 2013, the conversion of the Series B Preferred Stock would have resulted in the issuance of approximately 144,531,250 common shares.

Dividend rights: The holders of the Series B Preferred are  entitled to receive cumulative dividends at a rate per share of 6% per annum, or an annual aggregate total of $11,100, payable in arrears on June 30 and December 31, and on each conversion date, either in cash or at the Company's irrevocable option, in shares of the Company's common stock. The number of shares of Common Stock so issuable is defined as 50% of the previous ten (10) day variable weighted average price of the Company's common stock, with certain limitations.  Dividends on the Series B Non-Voting 6% Convertible Preferred Stock accrue daily commencing on the original issuance date and are deemed to accrue from such date whether or not earned or declared and whether or not there are profits, surplus or other funds of the Company legally available for the payment of dividends.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the six month period ended August 31, 2013 and 2012

6. Share Capital (Continued)

Liquidation rights: Upon any liquidation, dissolution or winding up of the Company, the holders shall be entitled to receive out of the assets, an amount equal to the Stated Value, plus any accrued and unpaid dividends, before payment is made to the holders of junior securities such as common stock or all other common stock equivalents of the Company other than those securities which are explicitly senior or pari passu to Series B Non-Voting 6% Convertible Preferred Stock.

(a)

Share issuances, returns and cancellations during the six month periods ended August 31, 2013 and 2012:

On April 5, 2013, the Company received and approved a subscription from Gordon Lee, the Company’s Chief Executive Officer, for 5,000,000 units at $0.01 per unit for gross proceeds of $50,000 in a private placement. Each unit consisted of one common share and one transferable share purchase warrant that entitles the holder to purchase one additional common share at $0.02 per share for a period of five years. The fair value of the common shares was determined to be $295,000 and the fair value of the warrants was determined to be $268,021 at the subscription date. The fair value of each warrant issued was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 5.0 years; volatility of 123.25%; no dividend yield; and a risk free interest rate of 0.68%. The net proceeds of the financing of $50,000 was allocated on a relative fair value basis as $26,198 to common shares and $23,802 to warrants.  The difference between the issue price of the common shares of $26,198 and the fair value of the common shares as so determined of $295,000, and the issue price of the warrant of $23,802 and the market value of the warrant, of $268,021, has not been recorded in the books of the Company.  On October 21, 2013, the warrant portion of the transaction was rescinded.  See, Note 9. Subsequent Events.

On May 21, 2013, the Company received and approved a subscription from Gordon Lee, the Company’s Chief Executive Officer, for 15,000,000 units at $0.0033 per unit for gross proceeds of $50,000 by way of private placement. Each unit consisted of one common share and one transferable share purchase warrant that entitles the holder to purchase one additional common share at $0.01 per share for a period of five years. The fair value of the common shares was determined to be $85,500 and the fair value of the warrants was determined to be $67,608 at the subscription date. The fair value of each warrant issued was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 5.0 years; volatility of 124.74%; no dividend yield; and a risk free interest rate of 0.84%. The net proceeds of the financing of $50,000 was allocated on a relative fair value basis as $27,921 to common shares and $22,079 to warrants. The difference between the issue price of the common shares of $27,921  and the fair value of the common shares as so determined of $85,500, and the issue price of the warrant of $22,079 and the market value of the warrant, of $67,608, has not been recorded in the books of the Company. On October 21, 2013, the warrant portion of the transaction was rescinded.  See, Note 9. Subsequent Events.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the six month period ended August 31, 2013 and 2012

6. Share Capital (Continued)

During the six month period ended August 31, 2013, the Company issued 22,910,392 shares of its common stock for the exercise of conversions under the Company’s convertible securities in the amount of $178,076; 497,500 shares of its common stock for penalties of $53,484 related to non-payment of notes with a principal amount of $270,000; and 4,000,000 shares of its common stock for $46,000 of services.

On June 3, 2013, the Company redeemed 2,000,000 shares of its Series A Preferred Stock at $0.02 per share.

During the six month period ended August 31, 2012, the Company:

Issued 1,041,262 shares of its common stock for the exercise of conversions under the Company’s convertible securities in the amount of $499,089 and 200,000 of its common stock as settlement for $554,826 of accrued fees on the Company’s September 14 and 19, 2012 promissory notes.

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

(c)

Stock options

The Company has an incentive share option plan (the "Plan") that it adopted February 7, 2011, that allows it to grant incentive stock options to its officers, directors, employees and other persons associated with the Company. The Plan is intended to advance the best interests of the Company by providing those persons who have a substantial responsibility for its management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. Further, the availability and offering of stock options and common stock under the Plan supports and increases the Company's ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability of the Company depends. The board of directors reserved 500,000 shares of common stock for issuance under the Plan. As of the fiscal year end, February 28, 2011, the board of directors had granted options to purchase 320,000 shares of common stock at $10 per share to 7 persons. Through the six month periods ended August 31, 2013 and 2012 no further grants of options have been made under this plan.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the six month period ended August 31, 2013 and 2012

6. Share Capital (Continued)

Expiry date	Exercise price per share	Balance 2/28/2013	Granted	Forfeited	Expired/ Cancelled	Balance 8/31/2013

February 24, 2016	$10.00	320,000	-	-	-	320,000
		320,000	-	-	-	320,000

All 320,000 stock options granted and were exercisable at August 31, 2013 and 2012.

(d)

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

The board of directors reserved 2,500,000 shares of common stock for issuance under the 2012 Plan. Through February 28, 2013, the board of directors had granted 500,000 shares of common stock to one consultant under the 2012 Plan.  During the six month period ended August 31, 2013, no grants were made under the 2012 Plan.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the six month period ended August 31, 2013 and 2012

6. Share Capital (Continued)

(e)

Share purchase warrants

The continuity of share purchase warrants is as follows:

Expiry date	Exercise price per share	Balance February 28, 2013	Issued	Exercised	Expired	Balance August 31, 2013
Class A
December 19, 2013	$3.00	6,667	-	-	-	6,667
June 12, 2014	$8.00	5,000	-	-	-	5,000
October 14, 2016	$10.00	7,500	-	-	-	7,500
Class B
December 15, 2013	$5.00	33,333	-	-	-	33,333
April 4, 2018	$0.02	-	5,000,000			5,000,000
May 20, 2018	$0.01	-	15,000,000	-	-	15,000,000
June 2, 2018	$0.10	-	5,000,000	-	-	5,000,000
June 2, 2018	$0.20	-	5,000,000	-	-	5,000,000
Promissory Note Warrants
October 25, 2014	$3.00	33,333	-	-	-	33,333
March 22, 2015	$4.00	125,000	-	-	-	125,000
July 23, 2015	$1.40	71,429	-	-	-	71,429
Total Warrants Outstanding		282,262	30,000,000	-	-	30,282,262
Weighted average exercise price		$ 3.55	$ 0.0617	$ -	$ -	$ 0.09
Average remaining contractual term (years)						2.06

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the six month period ended August 31, 2013 and 2012

6. Share Capital (Continued)

The Company has issued the following classes of warrants as set out below:

        Class A warrant

Are non-transferrable, exercisable for cash and have no acceleration of the expiry date.

Class B warrant

Are transferrable, each warrant entitles the holder to purchase one additional common share at the exercise price per share set out in the table above, subject to acceleration provisions and with a cashless exercise provision based upon the 20 day volume weighted average price per share at closing day (VWAP) the day prior to exercise. Holders of warrants electing cashless exercise will receive that number of shares equal to the 20 day VWAP minus the exercise price divided by the 20 day VWAP minus the exercise price divided by the 20 day VWAP multiplied by the number of warrants exercised.  The April 4, 2018, May 20, 2018 and June 2, 2018 warrants are not subject to acceleration and their cashless exercise provision uses a 5 day VWAP in its calculation.

Note  Warrants

October 24, 2014 &

July 23, 2015

Are transferrable and entitle the holder to purchase one additional common share for a period of three years.  In lieu of the cash payment the holder has the right to convert this warrant in whole or in part without payment of any kind into that number of shares of common stock of the Company equal to the quotient obtained by dividing the aggregate of the closing price of the Company’s common stock on the day immediately preceding the conversion less the aggregate purchase price of the shares being exercised divided by the closing price of the Company’s common stock on the day immediately preceding the conversion.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the six month period ended August 31, 2013 and 2012

6. Share Capital (Continued)

March 22, 2015

Transferable with the approval of the Company.  At any time after September 22, 2012, in lieu of the cash payment the holder has the right to convert this warrant in whole or in part without payment of any kind into that number of shares of common stock of the Company equal to the quotient obtained by dividing the aggregate of the VWAP price of the Company’s common stock on the day immediately preceding the conversion less the aggregate purchase price of the shares being exercised divided by the VWAP of the Company’s common stock on the day immediately preceding the conversion.  The March 22, 2015 warrants provide the warrant holder with down round protection where the Company issues any shares, or grants any warrant or convertible security, or re-prices a security, at less than the effective exercise price of the March 22, 2015 warrant at that time, then the effective exercise price shall be lowered to such lesser amount. As at August 31, 2013, the Company has estimated the re-priced warrant from 125,000 common shares at $4.00 per share to 151,515,152 common shares at $0.0033 per share.

During the six month period ended August 31, 2013, the Company approved unit subscriptions for an aggregate of 20,000,000 (2012 – nil) Class B warrants as part of a private placement of units and, as a part of a professional services engagement with Weed & Co., the Company granted a five year common stock warrant to acquire 5,000,000 shares of our common stock at $0.10 per share and 5,000,000 shares of our common stock at $0.20 per share.

7. Supplemental Disclosure with Respect to Cash Flows

The significant non-cash transactions for the year ended February 28, 2013 consisted of the issuance of the 22,910,392 shares of the Company’s common stock for the exercise of conversions under the Company’s convertible securities in the amount of $178,076; 497,500 shares of common stock for settlement of $53,484 of penalties on notes payable; and 4,000,000 shares of common stock for $46,000 of marketing services.

The significant non-cash transactions for the six month period ended August 31, 2012 consisted of the issuance of 1,041,262 shares of the Company’s common stock for the exercise of conversions under the Company’s convertible securities in the amount of $499,089; and 200,000 shares of common stock for settlement of $554,826 of accrued promissory note fees.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the six month period ended August 31, 2013 and 2012

8. Related Party Transactions

a)

Effective June 1, 2013 we agreed to pay our current CEO, as a consultant, the amount of $10,000 per month.  During the six month period ended August 31, 2013, we paid $30,000 (2012 - $nil) as compensation for such management services. That agreement has been rescinded retroactively as of October 21, 2013. See, Note 9. Subsequent Events.

b)

A law firm of which a former director is a partner was payable fees for six month period ended August 31, 2013 during the period he served as a director  of $45,000 (2012 - $nil).

c)

Included in accounts payable and accrued liabilities – related at August 31, 2013 is $70,000 (February 28, 2013 - $28,093) payable to the firms and persons referred to in this Note 8 and persons or firms related with these persons and firms.

d)

During the six month period ended August 31, 2013, we received and approved subscriptions from Gordon F. Lee, the sole director and executive officer of the Company, for 20,000,000 units at an aggregate cost of $100,000 (see Note 6(b)). That agreement has been rescinded retroactively with regard to the warrants included in the units as of October 21, 2013. See, Note 9. Subsequent Events.

e)

On June 1, 2013, we entered into a consulting agreement with Victoria J. Blackburn, a related party, to provide “Consulting, Research, Review and Assessment of Technical Reports of Mining Properties, and of the Mining Property, along with comparables of said properties.”, for a three month period, renewing thereafter for additional three month terms.  Compensation for the services is set at $20,000 per month in stock or in cash for a period of three months. A total of 16,000,000 shares have been issued to Victoria Blackburn as compensation for the first three months.  Victoria J. Blackburn is Secretary of CH and is also the executive assistant of our CEO, Gordon F. Lee. That agreement has been rescinded retroactively as of September 30, 2013. See, Note 9. Subsequent Events.

f)

On June 14, 2013, we entered into an Employment Agreement with our Chief Executive Officer, Gordon F. Lee.  Under this agreement, Mr. Lee will earn a salary of $1 per year, and, as an incentive bonus, has the opportunity to earn up to 100,000,000 shares of the our common stock and 100,000,000 common stock purchase options at an exercise price of $0.01 per share, expiring June 1, 2018 (“Incentive Options”).  Mr. Lee will receive 20,000,000 shares of our common stock and 20,000,000 Incentive Options upon closing the acquisition of each of 4 identified properties and an additional 5,000,000 shares of the our common stock and 5,000,000 Incentive Options upon completion of each technical report for the 4 property acquisitions.  As of August 31, 2013, none of the acquisitions had been completed. That agreement has been rescinded retroactively as of October 21, 2013. See, Note 9. Subsequent Events.

g)

On June 15, 2013, we entered into a Service Agreement with Carbon Energy Handling, Inc., a related party, to provide management, personnel, administrative, supervisory, accounting and billing services relating to all of the non-legal aspects of the our operations relating to our future energy projects for a fee of $10,000 per month. That agreement has been rescinded retroactively as of October 21, 2013. See, Note 9. Subsequent Events.

h)

On June 15, 2013, we also entered into a Service Agreement with the Gordon F. Lee Group, LLC, a related party, to provide management, personnel, administrative, supervisory, accounting and billing services relating to all of the non-legal aspects of our operations relating to metals for a fixed monthly fee of $10,000.  That agreement has been rescinded retroactively as of October 21, 2013. See, Note 9. Subsequent Events.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Condensed Consolidated Financial Statements

For the six month period ended August 31, 2013 and 2012

9. Subsequent Events

a)

We issued 22,696,308 shares of our common stock upon exercise of convertible provisions of notes payable in settlement of $47,775 of the principal amount of such notes payable.

b)

On September 20, 2013, the Company issued 16,000,000 shares of its common stock in settlement of $60,000 of the principal amount due under the Consulting Agreement with Victoria Blackburn.

c)

On September 26, 2013, the board of directors approved the designation of the our Series C Convertible Preferred Stock consisting of 10,000,000 shares par value $0.00001.  The Company’s Series C Convertible Preferred Stock has the same rights and warranties as common shares except that each shareholder of Series C Convertible Preferred Stock shall be able to convert each Series C Convertible Preferred Stock into 100 shares of common stock.   On October 4, 2013, a total of 1 million shares of the Series C Convertible Shares were then issued to our CEO, Gordon F. Lee, for $10,000, which Series C Preferred Shares were then immediately converted on October 4, 2013 into 100,000,000 common shares.  At the time of the issuance of the Series C Preferred Stock to Mr. Lee for $10,000 and their immediate conversion into common stock, the value of the equivalent common at the stock closing market price on October 4, 2013, was  approximately $280,000.

d)

On September 20, 2013, the Company issued 4,000,000 shares of its common stock in settlement of $10,000 of the principal amount due for services rendered to Victoria Blackburn under the Consulting Agreement with her.  The market value of the common stock at the closing market price on September 20, 2013 was $21,200.

e)

On October 21, 2013, we entered into a Mutual Release and Settlement Agreement with our CEO, Gordon F. Lee, pursuant to which Mr. Lee agreed to resign all positions with the Company after appointing Mr. Michael Gelmon as a second director of the Company (effective on the filing of this Report, to terminate and rescind all employment agreements, consulting agreements, options and warrants held by Mr. Lee or entered into between Mr. Lee and the Company, to cancel and rescind the issuance of all stock issued to Mr. Lee by the Company after May 31, 2013, as well as to cancel and to rescind as of September 30, 2013, the consulting agreement between the Company and Victoria Blackburn.  The rescission actions also include the consulting agreements entered into between the Company and Mr. Lee’s companies, Carbon Energy Handling, Inc. and Gordon F. Lee Group, LLC. In exchange for the resignations and termination of the several agreements and the cancellation of all shares issued to Mr. Lee after May 31, 2013, the Company agreed to issue to Mr. Lee 100,000,000 shares of common stock with an agreed value of $200,000, the closing market price of the stock.  The amounts previously contributed by Mr. Lee for the purchase of units consisting of common stock and warrants, net of amounts paid in cash to Mr. Lee as compensation for employment and consulting services for himself and his related entities, will be allocated as part of the cost of the new shares to be issued, and the balance of the $200,000 will be treated as compensation to Mr. Lee for his services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three and six month periods ended August 31, 2013 and 2012 should be read in conjunction with our unaudited interim financial statements and related notes for the three and six month periods ended August 31, 2013 and 2012.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements.

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

To date, we have been engaged primarily in organizational activities and, until recently, have engaged in minimal initial exploration at several of our projects.  As discussed in greater detail below, we have disposed of our interests in our former mineral exploration properties and are now focused on restructuring the Company and identifying suitable new exploration opportunities.

Subsidiaries

We currently have one wholly-owned subsidiary, Focus Gold Mexico Limited, a Delaware corporation.

Current Business Operations

We are an exploration stage issuer focused on the acquisition and development of mining properties.  During the quarter ended August 31, 2013, we were involved in the following projects:

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

The fair value of the consideration received during the restructuring in March 2013 aggregating $193,602 was reflected retroactively in the determination of fair value of the CAD$2,500,000 promissory note and accrued interest at February 28, 2013, and the difference of $545,849 was recorded in our audited consolidated statement of operations for the year ended February 28, 2013 as an impairment of note receivable.

The results from the operations of the Celtic Rights also were included in discontinued operations in our consolidated statement of operations for the years ended February 28, 2013 and February 29, 2012.

We intend to restructure our operations and engaged an outside consultant to identify, review, and assess additional mining properties for purchase.

We will consider the interests of both shareholders and creditors in this restructuring process. As we strive to repay our debt and secure capital to create revenue in future periods, there will be dilution to existing stockholders caused by the issuance of common stock for cash, services, and in exchange for debt. While management seeks to minimize the dilution to existing stockholders, multiple factors beyond management’s control, such as general economic conditions, the availability of and terms available for debt and equity funding, and the trading price of our common stock, will have a significant impact on this effort.  Investors are cautioned that these efforts may not be successful.

We have developed a private equity strategy to acquire gold mining properties following several key investment criteria that include: properties that are in safe governmental jurisdictions primarily in the Americas; properties that provide geographic diversification across our portfolio;  projects that have significant exploration upside; and properties with existing capable management teams to which we can then provide senior level experienced management oversight.  Once a property has matured, we will seek to divest of the property either through a strategic sale or through a spin-off into a stand-alone public company.

As disclosed in our Current Report on Form 8-K dated April 8, 2013, we entered into a non-binding letter of intent with Carbon Energy Handling, Inc. (“CH”), a private corporation controlled by our Company’s CEO, Gordon F. Lee, that outlined a transaction to acquire various business opportunities . Subsequently, we agreed not to pursue the non-binding letter of intent.

On June 1, 2013, we entered into a consulting agreement with our CEO, Gordon F. Lee, to provide services as a consultant at the rate of $10,000 per month in cash or in stock, and have accrued a total of $30,000 as compensation for the quarter ended August 31, 2013 under this arrangement.  In addition, the consulting agreement provides that we will issue one million shares of Series C preferred stock to Mr. Lee for a stated value of $10,000.  That agreement has been rescinded retroactively as of October 21, 2013. See, Item 6, Other Information.

On June 1, 2013, we entered into a consulting agreement with Victoria J. Blackburn to provide “Consulting, Research, Review and Assessment of Technical Reports of Mining Properties, and of the Mining Property, along with comparables of said properties.”, for a three month period, renewing thereafter for additional three month terms.  Compensation for the services is set at $20,000 per month in stock or in cash for a period of three months. A total of 16,000,000 shares have been issued to Victoria Blackburn in payment of $60,000 in  compensation for the first three months of this agreement, through August 31, 2013, and an additional 4,000,000 shares were issued in payment of the fee of $20,000 for September, 2013.  Victoria J. Blackburn is Secretary of CH and is also the executive assistant of our CEO, Gordon F. Lee. That agreement has been rescinded retroactively as of September 30, 2013. See, Item 6, Other Information.

On June 15, 2013, we entered into Service Agreements with CH and with Gordon F. Lee Group, LLC (“GFLG”), a private limited liability company also controlled by our  CEO, Gordon F. Lee. Under the Service Agreement with CH, we engaged CH as a management service contractor to provide a full scope of management, personnel, administrative, supervisory, accounting and billing services relating to all of the non-legal aspects of our operations relating to the pursuit of our proposed energy exploration and development business (i.e., coal, coal rights, hydrocarbons, oil and gas) for a fixed monthly fee of $10,000.  Under the Service Agreement with GFLG, we engaged GFLG as a management service contractor to provide a full scope of management, personnel, administrative, supervisory, accounting and billing services relating to all of the non-legal aspects of our mineral (metals) exploration and development business that we are in the process of restructuring (i.e., gold, silver, platinum) for a fixed monthly fee of $10,000. These agreements have been rescinded retroactively as of October 21, 2013. See, Item 6, Other Information.

Also on June 15, 2013, we entered into an Employment Agreement with Gordon F. Lee, individually, effective June 1, 2013. Under this agreement, Mr. Lee will earn a salary of $1 per year, and, as an incentive bonus, has the opportunity to earn up to 100,000,000 shares of the Company’s common stock and 100,000,000 common stock purchase options at an exercise price of $.01 per share, expiring June 1, 2018 (“Incentive Options”).  Mr. Lee will receive 20,000,000 shares of the Company’s common stock and 20,000,000 Incentive Options upon closing the acquisition of each of four identified properties and an additional 5,000,000 shares of the Company’s common stock and 5,000,000 Incentive Options upon completion of each technical report for the four property acquisitions, if they are closed. That agreement has been rescinded retroactively as of October 21, 2013. See, Item 6, Other Information.

As disclosed in our Current Report on Form 8-K dated August 5, 2013, we entered into a non-binding letter of intent with MinJay Holding Ltd. (“MinJay”), Stephanie Carey, Tripod Enterprises Ltd., Erika Knowles, Andrew Butler, James Lalonde and Cleavon Nixon (the “Co-Vendors”) that outlines a transaction in which the Company would acquire 100 percent of the Co-Vendors legal and beneficial interest in and to a purchase contract, (excluding certain water rights, separately deeded to MinJay, and not part of this agreement) dated June 13, 2013, between MinJay and each of Bobby J. Westbrook and Wanda Westbrook and to the Waters Sunset Gold Property. Management is still reviewing the transaction and conducting due diligence.

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

Results of Operations

We have not generated any revenues and we have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

Three month period ended August 31, 2013 Compared to Three month period ended August 31, 2012:

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the three month period ended August 31, 2013 and August 31, 2012, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements.

The following table sets forth selected financial information for the periods indicated.

	For the Three Months Ended August 31, 2013	For the Three Months Ended August 31, 2012	For the period October 1, 2010 (Entry into Exploration Stage) to August 31, 2013
Operating Expenses
Exploration expense	51,638	2,350	377,657
Mineral property impairment	-	-	50,000
General & administrative expenses	144,661	200,513	4,687,810
Other Income (Expenses)
Interest income	-	-	107,445
Amortization of debt discount	(83,014)	(195,313)	(1,009,747)
Interest and financial fees	(231,702)	(94,141)	(2,527,698)
Change in derivative liabilities	2,034,252	(865,227)	1,047841
Gain on extinguishment of debt	-	389,325	207,927
Note receivable impairment	-	-	(545,849)
Loss on settlement	-	(111,736)	(111,736)
Net income (loss) from continuing operations	1,523,237	(1,099,955)	(7,947,284)

We generated no revenues for the three month period ended August 31, 2013 or 2012. Total expenses from continuing operations decreased to ($1,523,237) for the three month period ended August 31, 2013 compared to $1,099,955 recorded for the three month period ended August 31, 2012. This change was primarily attributable to the change in derivative liabilities recorded in the current quarter compared to the previous quarter of 2012 and other items as noted in the discussion below:

General and Administrative expenses decreased approximately 34.4%, or $75,852, for the three month period ended August 31, 2013 as compared to the comparable prior year period.  The components of General and Administrative expenses are:

o

Consulting expenses were $93,000 for the three month period ended August 31, 2013, as compared to $50,760 in the comparable prior year period.  This increase was primarily attributable to the engagement of consultants in the three month period ended August 31, 2013 to manage the Company’s activities and project development compared to the comparable prior period.

o

Management fees and salaries decreased to $nil for the three month period ended August 31, 2013, as compared to $22,461 in the three month period ended August 31, 2012. This decrease was primarily attributable to the cessation of fees payable to the Company's former director of exploration and former president and CEO of the Company after August 2012.

o

Legal and professional expenses decreased approximately $36,078 or 46.4% for the three month period ended August 31, 2013, as compared to the comparable prior year period.  This decrease was primarily attributable to additional accounting and legal costs in the three month period ended August 31, 2012.

Other income and expenses for the three month period ended August 31, 2013 totaled a gain of $1,719,536 compared to an expense of $877,092 in the three month period ended August 31, 2012, composed of: $83,014 (2012 - $195,313) from the amortization of the discount recorded on notes payable; $231,702 (2012 - $94,141) of interest and financial fees. This increase in interest and financing fees is primarily attributable to the accounting of derivative liabilities and the inclusion herein of $136,804 in the three month period ended August 31, 2013 compared to $nil for the three months ended August 31, 2012 from derivative liabilities as interest and financing.  In addition, other income and expenses included changes in the fair value of derivative liabilities in the three month period ended August 31, 2013 of a gain of $2,034,252 compared to an expense of $865,227 in the three month period ended August 31, 2012.   Management expects the amount of other expenses related to the amortization of debt discounts to be fully amortized in the fiscal year ended 2015. Derivative liabilities fair values are tested at the end of each reporting period and changes in fair value are recorded in the consolidated statement of operations as other incomes or expenses.

Six month period ended August 31, 2013 Compared to six month period ended August 31, 2012.

	For the Six Months Ended August 31, 2013	For the Six Months Ended August 31, 2012	For the period October 1, 2010 (Entry into Exploration Stage) to August 31, 2013
Operating Expenses
Exploration expense	51,638	2,350	377,657
Mineral property impairment	-	-	50,000
General & administrative	343,675	413,552	4,687,810
Other Income (Expenses)
Interest income	-	-	107,445
Amortization of debt discount	(244,892)	(456,945)	(1,009,747)
Interest and financial fees	(318,952)	(1,316,043)	(2,527,698)
Change in derivative liabilities	443,880	226,804	1,047841
Gain on extinguishment of debt	-	389,325	207,927
Note receivable impairment	-	-	(545,849)
Loss on settlement	-	(111,736)	(111,736)
Net income (loss) from continuing operations	(515,277)	(1,684,497)	(7,947,284)

We generated no revenues for the six month period ended August 31, 2013 or 2012. Total expenses from continuing operations decreased to $515,278 for the six month period ended August 31, 2013 compared to $1,684,497 for the six month period ended August 31, 2012. This decrease was primarily attributable to the change in derivative liabilities recorded in the current six month period compared to the previous six month period of 2012 and other items as noted in the discussion below:

General and Administrative expenses decreased approximately 16.9%, or $69,877, for the six month period ended August 31, 2013 as compared to the comparable prior year period.  The components of General and Administrative expenses are:

Consulting expenses were $222,450 for the six month period ended August 31, 2013, as compared to $97,637 in the comparable prior year period.  This increase was primarily attributable to the engagement consultants in the three month period ended August 31, 2013 to manage the Company’s activities and project development compared to the comparable prior period.

Management fees and salaries decreased to $nil for the six month period ended August 31, 2013, as compared to $69,588 for the six month period ended August 31, 2012. This decrease was primarily attributable to the cessation of fees payable to the Company's former director of exploration and former president and CEO of the Company after August 2012.

Legal and professional expenses decreased approximately $51,550 or 32.9% for the six month period ended August 31, 2013, as compared to the comparable prior year period.    This decrease was primarily attributable to the costs of maintaining litigation defense and higher costs for audit and accounting related services in the six month period ended August 31, 2012,.

Other income and expenses for the six month period ended August 31, 2013 totaled $119,964 compared to $1,268,595 in the six month period ended August 31, 2012, composed of: $244,892 (2012 - $456,945) from the amortization of the discount recorded on notes payable; $318,952 (2012 - $1,316,043) of interest and financial fees. This increase in interest and financing fees is primarily attributable to the accounting of derivative liabilities and the inclusion herein of $1,005,859 in the six month period ended August 31, 2012 from derivative liabilities as interest and financing fees.  In addition, other income and expenses included a expense from changes in the fair value of derivative liabilities in the six month period ended August 31, 2013 of a gain of $443,880 (2012 – gain of $226,804).   Management expects the amount of other expenses related to the amortization of debt discounts to be fully amortized in the fiscal year ended 2015. Derivative liabilities fair values are tested at the end of each reporting period and changes in fair value are recorded in the consolidated statement of operations as other incomes or expenses.

Income or Loss from Discontinued Operations

We incurred a loss from discontinued operations of $nil for the three month period ended August 31, 2013 and $nil for the six month period ended August 31, 2013 compared to a loss from discontinued operations of $3,302,639 for the three month period ended August 31, 2012 and $4,033,339 for the six month period ended August 31, 2012.  Discontinued operations for the three and six month periods ended August 31, 2012 include operating results for and amortization of debt discounts of $158,717 and $330,785 respectively.

Management does not believe the percentage changes in expenses are indicative of future changes.  Until we engage in exploration activities for a sufficient time to include comparable prior year periods, management is unable to predict the anticipated changes in expenses.

Liquidity and Capital Resources

Although incorporated in 2005, we began our current operations in October 2010, and have not  yet attained a level of operations which allows us to meet our current overhead. As discussed elsewhere in this quarterly report, we have discontinued our interests in our former mineral exploration properties and are now engaged in restructuring our operations and seeking new exploration oportunities.  Our ability to attain profitable operations remains uncertain, particularly given current economic conditions. We will be dependent upon obtaining additional financing in order to adequately fund working capital in order to enable us to restructure our affairs.

While hawse have funded ourts initial operations with private placements of equity and debt, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

As of August 31, 2013, our cash balance was $779. Accounts payable and accrued liabilities as well as short term payments under contracts as of August 31, 2013 totaled $3,145,097. Our working capital at August 31, 2013 was a deficit of $3,090,580.

During the six month period ended August 31, 2013, our sole means of meeting our cash flow requirements was through the receipt of funds from reorganization of our Note Receivable into a 1% Smelter interest and the receipt of $193,602 ;net proceeds of $100,000 from the sale of stock (2012 - $nil);and $65,000 from the sale of debt instruments (2012 - $456,000).

Cash Flows Used in Operating Activities

We have not yet generated positive cash flows from operating activities. For the six month period ended August 31, 2013, net cash flows used in operating activities was $319,060, consisting of a net loss of $515,277, adjusted by a gain in amortization of debt discount of $244,892, a gain in non-cash interest and financial fees of $314,944, a decrease in derivative liabilities of $443,880, a gain in non-cash common stock issued for services of $2,262, an increase in prepaid expenses of $10,000, an increase in accounts payable and accrued expenses of $46,092 and an increase in related accounts payable and accrued expenses of $41,907.

For the six month period ended August 31, 2012, net cash flows used in operating activities was $458,635, consisting of a net loss of $5,717,836, adjusted by a gain in amortization of debt discount of $456,945, a gain in non-cash interest and financial fees of $1,292,643, a decrease in change in derivative liabilities of $226,804, a gain in common stock issued for services of $13,926, a decrease in taxes and other amounts receivable of $4,545, a decrease in prepaid expenses of $40,870, an increase in accounts payable and accrued expenses of $92,771, a decrease in related accounts payable and accrued expenses of $31,042 and an increase in discontinued operations of $3,615,347.

Cash Flows from Investing Activities

For the six month period ended August 31, 2013 cash flows used in investing was $40,000 consisting of the redemption of 2,000,000 shares of the Company’s Class A Preferred Stock. For the six month period ended August 31, 2012 cash flows from investing activities was $nil, consisting of an advance of $200,000 to the Company’s former subsidiary and an increase in discontinued operations of $200,000..

Cash Flows from Financing Activities

We have financed our operations primarily from either advances or the issuance of equity and debt instruments. For the six month period ended August 31, 2013, net cash flows provided from financing activities was $358,602 compared to $456,000 for the six month period ended August 31, 2012.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities, debt instruments, and related party loans or advances. Our working capital requirements are expected to increase in line with the growth of our business.

Plan of Operations

Our plan of operations for the next twelve months is to focus on reorganizing our operations and identifying new exploration opportunities.  Unless and until we are successful in entering one or more definitive agreements in furtherance of our business plan, our capital needs for the next twelve months remains uncertain.

At August 31, 2013, we had $779 in cash, and accounts payable and accrued liabilities as well as short term payments under contracts as of August 31, 2013 totaled $3,145,097. Our working capital deficit as at August 31, 2013 was $3,090,580.  During the twelve month period following the date of this report, we anticipate that we will not generate any revenue unless we complete one or more acquisitions. Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations for and beyond the next twelve months.  However, our ability to raise additional financing on terms that our acceptable to us, or at all, remains uncertain.  We have no lines of credit or other bank financing arrangements.

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

Depository Chill

By letter dated May 20, 2013, The Depository Trust Company (“DTC”) advised us that DTC has imposed a restriction on physical and electronic deposit transactions (the “Deposit Chill”) in shares of our common stock.  The effect of the Deposit Chill is that DTC will no longer accept share certificates for deposit, thereby preventing the deposit of the underlying shares into DTC-participant broker accounts.  Generally speaking, as long as the Deposit Chill is in place, persons holding such shares will be unable to deposit or trade them electronically.

The Deposit Chill applies to all shares newly issued on or after the Chill Effective Date, as well as all shares previously issued as “restricted securities” that are cleared for resale on or after May 20, 2013, pursuant to an effective registration statement under the Securities Act or pursuant to Rule 144 under the Securities Act.  The reason given by DTC for the Deposit Chill was the  large number of shares deposited with DTC between December 23, 2011 and April 8, 2013.

As long as the Deposit Chill is in place, persons with share certificates representing freely tradable shares or restricted shares will be unable to deposit their shares into a broker account and effect trades electronically.  This will likely have a material adverse effect on the public trading market for our shares; and will represent a significant obstacle to shareholders holding share certificates who wish to sell their shares.

Material Commitments

As of the date of this Quarterly Report, the agreements discussed below summarize our material commitments.

Related Party Arrangements

On June 1, 2013, we entered into a consulting agreement with our CEO, Gordon F. Lee, to provide services as a consultant at the rate of $10,000 per month in cahs or in stock, and have accrued a total of $30,000 as compensation for the quarter ended August 31, 2013 under this arrangement.  In addition, the consulting agreement provides that we will issue one million shares of Series C preferred stock to Mr. Lee for a stated value of $10,000.

On June 1, 2013, we entered into a consulting agreement with Victoria J. Blackburn to provide “Consulting, Research, Review and Assessment of Technical Reports of Mining Properties, and of the Mining Property, along with comparables of said properties.”, for a three month period, renewing thereafter for additional three month terms.  Compensation for the services is set at $20,000 per month in stock or in cash for a period of three months. A total of 16,000,000 shares have been issued to Victoria Blackburn as compensation for the first three months ending August 31, 2013.  Victoria J. Blackburn is Secretary of CH and is also the executive assistant our CEO, Gordon F. Lee.

On June 15, 2013, we entered into Service Agreements with Carbon Energy Handling, Inc. (“CH”), a corporation controlled by Gordon F. Lee, our President and CEO, and with Gordon F. Lee Group, LLC (“GFLG”), a private limited liability company also controlled by our CEO, Gordon F. Lee. Under the Service Agreement with CH, we engaged CH as a management service contractor to provide a full scope of management, personnel, administrative, supervisory, accounting and billing services relating to all of the non-legal aspects of our operations relating to the pursuit of our proposed energy exploration and development business (i.e., coal, coal rights, hydrocarbons, oil and gas) for a fixed monthly fee of $10,000.  Under the Service Agreement with GFLG, we engaged GFLG as a management service contractor to provide a full scope of management, personnel, administrative, supervisory, accounting and billing services relating to all of the non-legal aspects of our mineral (metals) exploration and development business that we are in the process of restructuring (i.e., gold, silver, platinum) for a fixed monthly fee of $10,000.

Also on June 15, 2013, we entered into an Employment Agreement with Gordon F. Lee, individually, effective June 1, 2013. Under this agreement, Mr. Lee will earn a salary of $1 per year, and, as an incentive bonus, has the opportunity to earn up to 100,000,000 shares of the Company’s common stock and 100,000,000 common stock purchase options at an exercise price of $.01 per share, expiring June 1, 2018 (“Incentive Options”).  Mr. Lee will receive 20,000,000 shares of the Company’s common stock and 20,000,000 Incentive Options upon closing the acquisition of each of four identified properties and an additional 5,000,000 shares of the Company’s common stock and 5,000,000 Incentive Options upon completion of each technical report for the four property acquisitions, if they are closed.

A law firm of which a former director is a partner, was payable fees for the six month period ended August 31, 2013 during the term he served as a director  of $45,000 (2012 - $nil).

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

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer and our secretary, treasurer and chief financial officer) to allow for timely decisions regarding required disclosure.

As of August 31, 2013, we carried out an evaluation, under the supervision and with the participation of Gordon F. Lee (our principal executive officer and also our principal financial officer) of the effectiveness of our disclosure controls and procedures. Based on the foregoing, Mr. Lee concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting as at our year ended February 28, 2013, as disclosed in our Annual Report on Form 10-K for our fiscal year ended February 28, 2013, which may be considered to be material weaknesses and which had not been resolved as of August 31, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended August 31, 2013 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

On September 5, 2012, the Company issued an 8% convertible promissory note (the “8% Note”) to Asher Enterprises, Inc. for a principal amount of $68,000. The Company received net proceeds of $61,600. The 8% Note was due and payable June 7, 2013 and accrues interest on the outstanding principal balance at the rate of 8% per annum. Any time after 180 days following the date of this note, the 8% Note is convertible into shares of the Company's common stock at a conversion price that is equal to 58% of the average of the lowest three trading prices during the ten trading days preceding the date of conversion. The note and all accrued interest have been fully paid. In connection with the 8% Note, Asher Enterprises, Inc. effected the following conversions of principal and accrued interest; and the Company relied on the exemption from registration under the United States Securities Act of 1933, as amended, provided by Section 3(a)(9) thereof:

Date of Conversion	Principal/Interest Converted	Conversion Price per Share	Number of Shares Issued
6/03/13	$3,406	$0.00350	972,973
6/10/13	$4,420	$0.0045	982,222
6/12/13	$5,000	$0.0051	980,392
6/18/13	$1,600	$0.0051	313,726
6/18/13	$2,720	$0.0051	533,333

	$17,146		3,782,646

On October 15, 2012 the Company issued an 8% convertible promissory note (the “October 15 Note”) to Asher Enterprises, Inc. for a principal amount of $37,500. The Company received net proceeds of $33,125. The October 15 Note was due and payable July 17, 2013 and accrues interest on the outstanding principal balance at the rate of 8% per annum. Any time after 180 days following the date of this note, the October 15 Note is convertible into shares of the Company's common stock at a conversion price that is equal to 58% of the average of the lowest three trading prices during the ten trading days preceding the date of conversion. The note is currently in default. In connection with the October 15 Note, Asher Enterprises, Inc. effected the following conversions of principal and accrued interest; and the Company relied on the exemption from registration under the United States Securities Act of 1933, as amended, provided by Section 3(a)(9) thereof:

Date of Conversion	Principal/Interest Converted	Conversion Price per Share	Number of Shares Issued
07/01/13	$5,300	$0.00350	981,481
07/11/13	$5,500	$0.0045	982,143
07/31/13	$4,500	$0.0051	978,261
08/19/13	$8,100	$0.0051	2,314,286

	$23,400		5,256,171

On November 30, 2012, the Company entered into a 6% convertible promissory note with Circadian Group in the amount of $54,325 in settlement of amounts payable due Circadian Group (the “Circadian Note”).  The Circadian Note matured on May 31, 2013.

On August 9, 2013, the holder of the Circadian Note assigned their rights in the Circadian Note to Redwood Management, LLC, and the Company and Redwood Management, LLC entered into a Securities Settlement Agreement dated August 9, 2013 to settle the Circadian Note in exchange for the amount of $54,325 payable to Redwood Management, LLC maturing February 9, 2014 (the “Redwood-Circadian Note”).     The Redwood-Circadian Note bears interest at 12% of the principal amount regardless of when repaid and the holder of the Redwood-Circadian Note may convert the principal amount and interest to shares of the Company’s common stock at any time at a conversion price equal to a 50% discount to the lowest closing price determined on the current trading market for the company’s common stock during the twenty trading days immediately prior to conversion notice.  The Company may, if the Redwood-Circadian Note is not in default, prepay any portion of the principal amount at 125% of such amount upon seven days written notice.  In connection with the Redwood-Circadian Note, Redwood Management, LLC effected the following conversions of principal and accrued interest; and the Company relied on the exemption from registration under the United States Securities Act of 1933, as amended, provided by Section 3(a)(9) thereof:

Date of Conversion	Principal/Interest Converted	Conversion Price per Share	Number of Shares Issued
8/12/13	$6,900	$0.00285	2,421,052

	$6,900		2,421,052

Item 3.02 of Form 8-K requires us to file a current report disclosing certain unregistered sales of our equity securities. As a smaller reporting company, we are not required to file a current report on Form 8-K to report unregistered sales of equity securities if the equity securities sold, in the aggregate, since our last Form 8-K filed under Item 3.02 or our last periodic report (i.e., an annual report on Form 10-K or a quarterly report on Form 10-Q), whichever is more recent, constitute less than 5% of the number of shares outstanding of the class of equity securities sold.

During the fiscal quarter ended August 31, 2013, we were required, but through inadvertence failed, to file current reports on Form 8-K to report the unregistered sales of equity securities disclose in Item 2, above, under the heading “Unregistered Sales of Equity Securities and Use of Proceeds”, since the aggregate number of equity shares issued exceeded the threshold for the reporting exemption.

Item 3.

Defaults Upon Senior Securities

None, except for defaults on convertible notes as discussed under Footnote 5 to our financial statements included in this Report.

Item 4.

Mine Safety Disclosures

Not applicable.

Item 5.

Other Information

On October 21, 2013, we entered into a Mutual Release and Settlement Agreement with our CEO, Gordon F. Lee, pursuant to which Mr. Lee agreed to resign all positions with the Company after appointing Mr. Michael Gelmon as a second director of the Company (effective on the filing of this Report, to terminate and rescind all employment agreements, consulting agreements, options and warrants held by Mr. Lee or entered into between Mr. Lee and the Company, to cancel and rescind the issuance of all stock issued to Mr. Lee by the Company after May 31, 2013, as well as to cancel and to rescind as of September 30, 2013, the consulting agreement between the Company and Victoria Blackburn.  The rescission actions also include the consulting agreements entered into between the Company and Mr. Lee’s companies, Carbon Energy Handling, Inc. and Gordon F. Lee Group, LLC. In exchange for the resignations and termination of the several agreements and the cancellation of all shares issued to Mr. Lee after May 31, 2013, the Company agreed to issue to Mr. Lee 100,000,000 shares of common stock with an agreed value of $200,000, the closing market price of the stock.  The amounts previously contributed by Mr. Lee for the purchase of units consisting of common stock and warrants, net of amounts paid in cash to Mr. Lee as compensation for employment and consulting services for himself and his related entities, will be allocated as part of the cost of the new shares to be issued, and the balance of the $200,000 will be treated as compensation to Mr. Lee for his services.

Item 6.

Exhibits

Exhibit No.	Description
Agreements 10 Mutual Release and Settlement Agreement with Gordon F. Lewis dated October 21, 2013 Certifications
31	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended
32	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
Data Files
101.INS	XBRL Instance File*
101.SCH	XBRL Schema File*
101.CAL	XBRL Calculation File*
101.DEF	XBRL Definition File*
101.LAB	XBRL Label File*
101.PRE	XBRL Presentation File*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOCUS GOLD CORPORATION

By: ____________________________

       Gordon F. Lee

Chief Executive Officer, Chief Financial Officer and sole      Director