Form 10-Q/A
period 2013-08-31
FOCUS GOLD Corp
filed 2013-10-24
CIK 1360564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:        000-52720

FOCUS GOLD CORPORATION

 (Exact name of registrant as specified in its charter)

Nevada	26-4205169
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1365 N. Courtenay Parkway, Suite A Merritt Island, FL	32953
(Address of principal executive offices)	(Zip Code)

(321) 452-9091
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

FOCUS GOLD CORPORATION

Amended Quarterly Report On Form 10-Q/A

For The Quarterly Period Ended

August 31, 2013

TABLE OF CONTENTS

FOCUS GOLD CORPORATION

Amended Quarterly Report on Form 10-Q/A

For The Quarterly Period Ended August 31, 2013

This Amended Quarterly Report on Form 10-Q/A is being filed solely to correct an error by prior management in reporting on the cover page of the original report that the Company had not filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months), and (2) has been subject to such filing requirements for the past 90 days.   The same error was made on the Quarterly Report for the quarter ended May 31,2013. The Company has filed all such reports as required to be filed and as reported correctly on the Company’s Form 10-K filed for the fiscal year ended February 28, 2013.

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

Part I

Item 1.

Financial Statements

The following unaudited condensed consolidated interim financial statements of Focus Gold Corporation and its wholly-owned subsidiary Focus Gold Mexico Limited (sometimes collectively referred to as “we”, “us”, “our Company” or “Focus Gold”) are included in this quarterly report on Form 10-Q:

Page
Condensed Consolidated Balance Sheets at August 31, 2013 (unaudited) and February 28, 2013	2
Condensed Consolidated Statements of Operations for the three month and six month periods ended August 31, 2013 and August 31, 2012, and for the period October 1, 2010 (Entry into Exploration Stage) to August 31, 2013	3
Condensed Consolidated Statements of Stockholders’ Equity at August 31, 2013	4
Condensed Consolidated Statements of Cash Flows for the six month period ended August 31, 2013 and August 31, 2012, and for the period October 1, 2010 (Entry into Exploration Stage) to August 31, 2013	5
Notes to Condensed Consolidated Financial Statements	6

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

FOCUS GOLD CORPORATION

Dated October 24, 2013

By: ____/s/ Michael Gelmon

_____

       Michael Gelmon

Chief Executive Officer, Chief Financial Officer and sole      Director