Form 10-Q
period 2013-11-30
FOCUS GOLD Corp
filed 2014-01-21
CIK 1360564

_________________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________________________________________________________________

FORM 10-Q

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November, 2013

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

There were 547,016,386 shares of common stock issued and outstanding as of January 13, 2014.

FOCUS GOLD CORPORATION

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

November 30, 2013

TABLE OF CONTENTS

Signatures

FOCUS GOLD CORPORATION

Quarterly Report on Form 10-Q

For The Quarterly Period Ended November 30, 2013

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

This quarterly report has not y et been fully reviewed by our independent auditors and will be amended as soon as the independent review has been completed.

Part I

Item 1.

Financial Statements

The following unaudited condensed  interim financial statements of Focus Gold Corporation (sometimes referred to as “we”, “us”, “our Company” or “Focus Gold”) are included in this quarterly report on Form 10-Q:

Page
Condensed Balance Sheets at November 30, 2013 (unaudited) and February 28, 2013	2
Condensed Statements of Operations for the three month and nine month periods ended November 30, 2013 and November 30, 2012, and for the period October 1, 2010 (Entry into Exploration Stage) to November 30, 2013	3
Condensed Statements of Cash Flows for the nine month period ended November 30, 2013 and November 30, 2012, and for the period October 1, 2010 (Entry into Exploration Stage) to November 30, 2013	4
Notes to Condensed Financial Statements	5

It is the opinion of management that the interim condensed financial statements for the nine months ended November 30, 2013 and 2012 include all adjustments necessary in order to ensure that the condensed financial statements are not misleading. These condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim condensed financial statements follow the same accounting policies and methods of their application as our Company’s audited annual financial statements for the year ended February 28, 2013. All adjustments are of a normal recurring nature. These interim condensed financial statements should be read in conjunction with our Company’s audited annual financial statements as of and for the year ended February 28, 2013.

FOCUS GOLD CORPORATION
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets

ASSETS
	November 30, 2013	February 28, 2013
	(Unaudited)
Current Assets
Cash and cash equivalents	$ 5,025	$ 1,237
Total Current Assets	5,025	1,237
Long term note receivable	-	2,085,602
Mineral royalty interest	1,892,000	-
Total Assets	$ 1,897,025	$ 2,086,839
LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 471,289	$ 467,336
Accounts payable and accrued expenses - related	50,000	28,093
Notes payable, net of discounts	1,117,935	832,737
Derivative liabilities	641,036	1,773,986
Total Current Liabilities	2,280,260	3,102,152
Stockholders' Deficit
Preferred stock, $0.00001 par value, authorized shares 100,000,000 shares
Series A, 1,000,000 authorized and outstanding as of August 31, 2013 and 3,000,000 shares issued and outstanding at February 28, 2013	-	30
Series B, 7,000,000 authorized, 0 issued and outstanding as of November 30, 2013 and at February 28, 2013	-	-
Common stock, $0.00001 par value, authorized 500,000,000 shares, 375,235,752 shares issued and outstanding as of November 30, 2013 and 8,734,877 shares issued and outstanding as of February 28, 2013	37,524	87
Additional paid-in capital	18,688,348	18,409,825
Accumulated deficit prior to exploration stage	(414,284)	(414,284)
Accumulated deficit during exploration stage	(18,498,998)	(18,815,146)
Treasury stock	(195,825)	(195,825)
Total Stockholders' Deficit	(383,235)	(1,015,313)

Total Liabilities and Stockholders' Deficit	$ 1,897,025	$ 2,086,839

The accompanying notes are an integral part of these condensed financial statements

FOCUS GOLD CORPORATION
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended		For the Nine Months Ended		For the period October 1, 2010 (Entry into Exploration Stage)to November 30, 2013
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012
Revenues	$ -	$ -	$ -	$ -	$ -
Operating Expenses
Exploration expense	-	37,827	51,638	59,975	377,657
Mineral property impairment	-	50,000	-	50,000	50,000
General & administrative expenses	319,372	564,658	663,047	1,702,410	5,007,182

Total Operating Expenses	319,372	652,485	714,685	1,812,385	5,434,839
Other Income (Expenses)
Interest income	-	30,704	-	-	107,445
Amortization of debt discount	(46,230)	(136,039)	(291,122)	(630,303)	(1,055,977)
Interest and financial fees	(102,852)	(227,809)	(421,804)	(1,543,852)	(2,630,550)
Change in derivitive liabilities	945,239	1,067,307	1,389,119	1,294,111	1,993,081
Gain on extinguishment of debt	-	-	-	389,325	207,927
Note receivable impairment	-	-	-	-	(545,849)
Loss on settlement	-	-	-	(111,736)	(111,736)
Total Other Income (Expenses)	796,158	734,163	676,194	(571,751)	(2,035,659)

Net Income (Loss) from Continuing Operations	$ 476,786	$ 81,678	$ (38,491)	$ (2,384,136)	$ (7,470,497)

Loss from operations of the discontinued entities	-	(56,749)	-	(3,430,868)	(6,951,187)
Loss on disposal of the discontinued entities	-	295,900	-	295,900	(4,558,050)
Loss from discontinued operations attributable to non-controlling interest	-	3,350	-	125,448	127,023
Loss from Discontinuing Operations attributable to Focus Gold	-	242,501	-	(3,009,520)	(11,382,214)
Net Income (Loss)	476,786	324,179	(38,491)	(5,393,656)	(18,852,711)
Preferred Share Dividends	-	-	5,551	-	6,476
Net Income (Loss) Attributable to Focus Gold Common Stockholders	$ 476,786	$ 324,179	$ (44,042)	$ (5,393,656)	$ (18,859,187)
Basic (Net Loss) Per Share, Continuing Operations	$ 0.00	$ 0.01	$ (0.00)	$ (0.42)
Basic (Net Loss) Per Share, Discontinued Operations	$ -	$ 0.04	$ -	$ (0.53)
Weighted average number of shares outstanding, basic	184,067,573	6,910,035	79,154,853	5,674,709
Diluted (Net Loss) Per Share, Continuing Operations	$ -	$ 0.01	$ (0.00)	$ (0.42)
Diluted (Net Loss) Per Share, Discontinued Operations	$ -	$ 0.04	$ -	$ (0.53)
Weighted average number of shares outstanding, diluted	374,973,964	6,910,035	32,595,285	5,674,709

The accompanying notes are an integral part of these condensed financial statements

FOCUS GOLD CORPORATION
(An Exploration Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Month Period Ended		For the period October 1, 2010 (Entry into Exploration Stage) to November 30,2013
	November 30, 2013	November 30, 2012
Cash Flows from Operating Activities
Net Loss	$ (38,491)	$(5,393,656)	$ (18,852,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	1,229	4,830
Amortization of debt discount	291,122	630,303	1,055,976
Non-cash interest and financial fees	421,804	1,513,248	2,480,465
Change in derivative liabilities	(1,389,119)	(1,294,111)	-1,993,080
Gain on settlement of debt	-	(389,325)	-207,927
Loss on settlement	-	111,736	111,736
Stock based compensation	-	-	1,842,200
Mineral property impairment	-	50,000	50,000
Note receivable impairment	-	-	545,849
Interest income	-	-	-80,097
Common stock issued for services	2,262	47,059	490,871
Change in operating assets and liabilities:
Decrease in taxes and other amounts receivable	-	113,808	114,614
Decrease/(Increase) in prepaid expenses	-	777,685	(6,087)
Increase in accounts payable and accrued expenses	3,953	324,680	612,482
(Decrease)/Increase in accounts payable and accrued expenses - related	21,907	129,643	160,272
Discontinued operations	-	2,933,929	9,475,451
Net Cash Used in Operating Activities	(686,564)	(443,772)	(4,195,158)
Cash Flows From Investing Activities
Pre-acquisition loans to former subsidiary	-	-	(1,065,347)
Post acquisition loan to former subsidiary	-	(200,000)	(1,089,525)
Purchase of equipment	-	-	(4,826)
Redemption of preference stock	(40,000)	-	(40,000)
Discontinued operations	-	-	1,194,064
Net Cash Used in Investing Activities	(40,000)	(200,000)	(1,005,634)
Cash Flows From Financing Activities
Proceeds from the sale of preference stock	-	-	30,000
Proceeds from the sale of common stock	100,000	-	3,012,455
Proceeds from notes payable	130,000	561,500	1,304,000
Proceeds from note receivable	193,602	-	193,602
Discontinued operations	306,750	-	660,464
Net Cash Provided by Financing Activities	730,352	561,500	5,200,520
Net Increase in Cash	$ 3,788	$ (82,272)	$ (272)
Foreign currency translation adjustment	-	85,926	5,291
Cash and Cash Equivalents at Beginning of Period	$ 1,237	$ 2,899	$ 6
Cash and Cash Equivalents at End of Period	$ 5,025	$ 6,553	$ 5,025
Cash paid for
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements

FOCUS GOLD CORPORATION

(an exploration stage company)

Notes to Condensed Financial Statements

For the nine month period ended November 30, 2013 and 2012

1. Organization and Description of Business

Focus Gold Corporation (the "Company") was incorporated on December 23, 2005 under the laws of the State of Nevada under the name Real Estate Referral Center Inc. On April 21, 2009, the Company changed its name to Gold Bag, Inc. and, effective June 6, 2011, to Focus Gold Corporation. In October 2010, the Company entered into an option agreement with Victoria Gold Inc. for the right to explore and purchase mineral claims located in Ontario Canada and since that time the Company’s principal business has been the acquisition and exploration of mineral resources.  During the quarter ended November 30, 2013, the Company began discussions of forming a joint venture relating to a copper mine operation in Mexico, which it continues to pursue.  In addition, during the quarter ended November 30, 2013, the company also developed a plan to expand its business operations to include the operation and acquisition of receivables management companies in order to generate positive cash flow in the short term, to augment expected future revenues from its existing operations. That new operation commenced in December 2013 with the formation of two subsidiaries, Focus Gold Financial Corp., a Florida corporation, and Focus Gold Commercial Resolution, Inc., also a Florida corporation.  The former will focus on retail collections activities and the latter, on commercial collections.  The two subsidiaries have opened offices in upstate New York, near Buffalo, have engaged employees and commenced business operations and have begun generating operating revenues as of January , 2014.  Once the basic operating models are in place, the Company plans to begin roll-up acquisitions in both the retail and commercial receivables management markets.

The Company has been considered an exploration stage company and its financial statements are presented in a manner similar to a development stage company as defined in FASC 915-10-05, and interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7.  As at February 28, 2013, the Company disposed of all of its then existing mineral properties and the Company has initiated steps to restructure itself and engaged an outside consultant to identify, review, and assess additional mineral properties for purchase. The Company has developed a private equity strategy to acquire gold mining properties following several key investment criteria that include: properties that are in safe governmental jurisdictions primarily in the Americas; properties that provide geographic diversification across its portfolio; projects with significant exploration upside; and, where possible, properties with existing capable management teams to which it can then provide senior level experienced management oversight.  Once a property has matured, the Company will seek to divest the property either through a strategic sale or through a spin-off into a stand-alone public company.

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

FOCUS GOLD CORPORATION

(an exploration stage company)

Notes to Condensed Financial Statements

For the nine month period ended November 30, 2013 and 2012

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

(d)

Stock-based Compensation

FOCUS GOLD CORPORATION

(an exploration stage company)

Notes to Condensed Financial Statements

For the nine month period ended November 30, 2013 and 2012

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

The Company recognized the value of detachable warrants issued in conjunction with issuance of notes payable using the Black-Scholes pricing model. The Company recorded the relative fair value of the warrant as an increase to additional paid-in capital and discount against the related debt. The discount attributed to the value of the warrants is then amortized over the term of the underlying debt instrument.  There are currently no warrants outstanding.

(f)

Estimates

The preparation of these condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant areas requiring the use of management estimates include the determination of impairment of mineral properties and equipment, useful lives for amortization, valuation allowances for future income tax assets, fair value of non-cash stock-based compensation and reclamation and environmental obligations. Actual results, as determined by future events, may differ from these estimates.

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

Going Concern

FOCUS GOLD CORPORATION

(an exploration stage company)

Notes to Condensed Financial Statements

For the nine month period ended November 30, 2013 and 2012

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss of $44,042 during the nine month period ended November 30, 2013, and has an accumulated deficit of $18,859,187 since entry into the exploration stage. Additionally, the Company is in default of various notes with principal amounts aggregating $349,100. The Company changed its principal business to the development and exploitation of mineral properties in October 2010, but has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Given the conditions surrounding the trading of the Company’s equity securities, the Company values its derivative instruments related to embedded conversion features and warrants from the issuance of convertible debentures in accordance with the Level 3 guidelines. For the nine month period ended November 30, 2013, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these condensed financial statements. The fair value of warrants and embedded conversion features that have exercise reset features are estimated using an adjusted Black-Scholes model based on the Company’s estimation of the likelihood of the occurrence of a reset.

	Balance at February 28, 2013	New Issuances	Changes in Fair Values	Balance at November 30, 2013
Level 3 –
Derivative liabilities from:
Conversion features	$755,311	$256,169	$(408,670)	$602,810
Warrants	1,018,675	-	(980,449)	38,226
	$1,773,986	$256,169	$(443,880)	$641,036

FOCUS GOLD CORPORATION

(an exploration stage company)

Notes to Condensed Financial Statements

For the nine month period ended November 30, 2013 and 2012

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

On February 8, 2013, the Company’s then wholly owned subsidiary Focus Gold Mexico Limited entered into a share purchase agreement with three individuals,  Santiago Leon Avaleyra, Eduardo Zayas Dueñas and Carmen Leticia Calderon Leon, as purchasers, to sell its 50 shares of common stock in Fairfields Gold, S.A. de C.V. for $1,900,000 or purchasers can return the original consideration from the December 31, 2010 transaction (512,500 shares of the Company’s common stock) on the closing date of February 20, 2013.  On closing, the Company received as consideration 512,501 shares of its common stock with an aggregate fair value as at February 8, 2013 of $66,625.  The 512,501 shares of common stock received has been recorded as treasury stock on the condensed balance sheet pending cancellation.

A summarized statement of operations for the discontinued operations for the three month periods ended November 30, 2013 and 2012 is as follows:

	November 30,	November 30,
	2013	2012
Revenues	$-	$ -
Exploration expense	-	20,752
General and administrative	-	484,470
Total operating expenses	-	505,222
Mineral property impairment	-	2,841,880
Amortization of debt discount	-	158,717
Interest and finance cost	-	14,918
Non-controlling interest in operations	-	(218,098)
Loss from discontinued operations	$-	$(3,302,639)

FOCUS GOLD CORPORATION

(an exploration stage company)

Notes to Condensed Financial Statements

For the nine month period ended November 30, 2013 and 2012

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

On March 21, 2013 the Company restructured its relationship with European Resource Capital Inc. (“ERC”) by entering an Assignment Agreement dated March 21, 2013 with ERC and Distressed Debt Investment Corp. Under the Assignment Agreement, the Company was paid $200,000 (Canadian Dollars, $193,602 at exchange rates at April 1, 2013 the date of receipt of proceeds) and received a one percent (1%) net smelter return royalty in the minerals extracted from the properties comprising the prospecting licenses in Ireland, Northern Ireland and Scotland currently registered in the name of Celtic or its subsidiaries.  The fair value of the 1% smelter return royalty of $1,892,000 was based on an independent third party valuation analysis using estimates and assumptions provided by management of Celtic, and other information compiled by management of Celtic. The fair value of the consideration received during the restructuring in March 2013 aggregating $193,602 has been reflected in the determination of fair value of the $2,500,000 (Canadian) promissory note and accrued interest at February 28, 2013 and the difference of $545,849 was recorded retroactively in the  statement of operations for the year ended February 28, 2013 as an impairment of the note receivable.

5. Notes Payable

In September 2011, the Company entered into two Demand Promissory Notes (the “Notes”) in the aggregate amount of $270,000. The Notes were due upon demand after November 14, 2011 ($200,000, the “September 14, 2011 Note”) and November 19, 2011 ($70,000, the “September 19, 2011 Note”). The Notes bear interest at the rate of 2% per month calculated and compounded monthly and a commitment arrangement and placement fee of $67,500 per month (less interest). On June 14 and 19, 2012 the Company entered into a Promissory Note Amending Agreement with the holders of the Notes where by the note holders agreed to extend the maturity of the September 14, 2011 Note to September 14, 2012 and the September 19, 2011 Note to September 19, 2012 and to settle outstanding commitment, arrangement and placement fees of $554,825 in exchange for 200,000 shares of the Company’s common stock, and eliminate any future commitment, arrangement and placement fees under these promissory notes. In September 2012 the Notes with a principal amount of $270,000 matured without payment and are in default thereafter.

Under the terms of the Notes as modified, in the event of non-payment by the Company at maturity, the interest rate on the Notes increases to 5% per month and the Company is required to issue 57,500 and 20,000 shares of the Company’s common stock respectively in advance for each month of non-payment of the Notes.  During the nine month period ended November 30, 2013 the Company issued the note holders 497,500 shares of the Company’s common stock in settlement of $53,484 of penalty shares.  The fair value at November 30, 2013 of the penalty shares outstanding of $2,316 (February 28, 2013, $48,430) and accrued interest of $332,839 (February 28, 2013, $178,101) are included in the accrued interest in the condensed balance sheets.

FOCUS GOLD CORPORATION

(an exploration stage company)

Notes to Condensed Financial Statements

For the nine month period ended November 30, 2013 and 2012

On March 22, 2012 the Company issued a Convertible Promissory Note to JMJ Financial (“JMJ”) in aggregate principal amount of $2,110,000 (the “JMJ Note”) to be advanced over time. In consideration for issuing of the JMJ Note and 125,000 warrants, JMJ provided the initial funding of $275,000 and total funding of $356,000 through February 28, 2013). The JMJ Note bears interest at a one-time amount of 10%, matures three years from the date of issuance, is secured by 25% of the Company’s investment property and ownership or other equity interests the Company holds in Focus Celtic Gold Corporation, its wholly owned subsidiary, and is convertible into shares of the Company’s common stock, at JMJ’s option, at a conversion price, equal to 80% of the average of the three lowest trade prices for the Company’s common stock during the 20 trading days prior to the conversion. The Note was issued with a 10% original issue discount. The original issue discount of $39,556 is being accreted to amortization of debt discount over the term of the note. JMJ has agreed to restrict their ability to convert the JMJ Note and receive shares of common stock so that the number of shares of common stock held by JMJ and its affiliates in the aggregate after such conversion or exercise, does not exceed 4.99% of the then issued and outstanding shares of the Company’s common stock. No interest or principal payments are required until the maturity date. The Note may be prepaid at any time prior to Maturity Date at 150%. The 125,000 warrants issued to JMJ entitle JMJ to purchase up to 125,000 shares of the Company’s common stock at $4.00 per share, subject to adjustment to maintain an aggregate exercise price of $500,000. The 125,000 common share purchase warrants may in certain circumstances be exercised in whole or part in a cashless exercise equal to the difference between the VWAP on the trading day immediately preceding the date on which the holder elects to exercise the warrant, and the exercise price of the warrant times the number of warrants so being exercised. The warrant exercise price may be adjusted to a lesser amount than $4.00 where, at any time while the warrant is outstanding, and the Company sells or grants an option to purchase or sell, or grants any right to re-price, or issues any share of common stock or security convertible into the Company’s common stock, at an effective price less than the $4.00 exercise price, the exercise price shall be reduced to that lesser amount. The warrant is non-transferrable. The Company has determined that the warrants and the convertible feature of the JMJ Note are derivative liabilities with fair values of $418,531 and $867,469 respectively at their dates of issue. The fair value of the derivative liability was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 3.0 years; volatility of 102.6%; no dividend yield; and a risk free interest rate of 0.56%. The fair value of the derivative liability was recorded as a discount to the debt of $337,692 and $948,308 of interest and financing fees. The discount is being amortized to amortization of debt discount over the term of the JMJ Note. The unamortized discount at November 30, 2013 was $86,049 (February 28, 2013 - $193,858).

At November 30, 2013, the fair value of the derivative liability on the warrants and conversion feature was determined to be $38,226 (February 28, 2012 - $1,018,675) and $159,119 (February 28, 2013 - $291,921) respectively. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. During the nine month period ended November 30, 2013, the holder of the JMJ Note exercised conversion rights and the Company issued an aggregate of 73,140,000 of its common stock for $77,812 principal amount of this note.  The principal balance due on the note at November 30, 2013 was $298,937.

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

FOCUS GOLD CORPORATION

(an exploration stage company)

Notes to Condensed Financial Statements

For the nine month period ended November 30, 2013 and 2012

The fair value of the warrants was calculated at the grant date using the Black-Scholes option pricing model with the following assumptions: expected life of 3.0 years; volatility of 91.32%; no dividend yield; and a risk free interest rate of 0.34%.   The GEL Note was determined to have a derivative liability related to its conversion feature with a fair value of $104,954 at July 23, 2012 which was recorded as a discount to the debt of $100,000 and $4,954 of interest and financing fees. The fair value of the derivative liability was determined at the grant date using the Black-Scholes option pricing model with the following assumptions: expected life of 1 year; volatility of 84.96%; no dividend yield; and a risk free interest rate of 0.14%. The discount was amortized to amortization of debt discount over the term of the note and has been fully amortized. During the nine month period ended November 30, 2013, the holder of the GEL Note exercised conversion rights and the Company issued an aggregate 13,157,580 shares of its common stock for $31,500 principal amount of this note.  The outstanding principal balance of the GEL Note at November 30, 2013 was $59,000 (February 28, 2013 $90,500).  The GEL Note matured July 23, 2013 without payment or settlement and is currently in default.  The holder has converted principal of the note into common stock and the principal balance on the note at November 30, 2013 was $59,000.

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

The fair value of the derivative liability was recorded as a discount to the debt of $34,105. The discount was amortized to amortization of debt discount over the term of the note. The unamortized discount and the fair value of the derivative liability at November 30, 2013 was $0 (February 28, 2013 - $15,559) and $0 (February 28, 2013 - $31,457) respectively.  The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. During the nine month period ended November 30, 2013, the holder of the October 15 Note exercised conversion rights and the Company issued an aggregate 14,039,622 shares of its common stock for the full principal and interest due on this note and the note has been fully paid and discharged.

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

FOCUS GOLD CORPORATION

(an exploration stage company)

Notes to Condensed Financial Statements

For the nine month period ended November 30, 2013 and 2012

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

This discount is being amortized to amortization of debt discount over the term of the note. The unamortized discount, and the fair value of the derivative liability at November 30, 2013 was $800 (February 28, 2013 - $nil), and $17,074 (February 28, 2013 - $nil) respectively. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations.  During the nine month period ended November 30, 2013, the holder of the Redwood-Circadian Note exercised conversion rights and the Company issued an aggregate 67,627,284 shares of its common stock for $38,065 principal amount of this note.

On December 20, 2012, the Company entered into a 6% convertible promissory note with William Leiberman in the amount of $50,000 in settlement of litigation between the parties (the “Leiberman Note”).  The Leiberman Note matured on September 30, 2013 and has a redemption premium of 110% of the principal amount including 6% interest payable on the principal amount.   The holder of the Leiberman Note may convert the principal amount and interest to shares of the Company’s common stock at any time at a conversion price equal to a 15% discount to the lowest closing price during the five trading days immediately prior to conversion notice, as reported by nasdaq.com. The Company has determined that the convertible feature of the Leiberman Note is a derivative liability with fair value of $29,139 at December 20, 2012 which was recorded as a discount to the debt of $29,139 and is being amortized to amortization of debt discount over the term of the note.. The fair value of the derivative liability was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 0.6 years; volatility of 113.40%; no dividend yield; and a risk free interest rate of 0.18%. The redemption premium of $5,000 is being amortized to amortization of debt discount over the life of the note. The unamortized discount, unamortized redemption premium and the fair value of the derivative liability at November 30, 2013 was $3,078 (February 28, 2013 - $21,957), $528 (February 28, 2013 - $3,768) and $36,418 (February 28, 2013 - $27,278) respectively.  The fair value of the derivative liability at November 30, 2013 was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 0.5 years; volatility of 134.34%; no dividend yield; and a risk free interest rate of 0.05%. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. This note is currently in default as of September 30, 2013.

FOCUS GOLD CORPORATION

(an exploration stage company)

Notes to Condensed Financial Statements

For the nine month period ended November 30, 2013 and 2012

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

The exercise price may be adjusted to a lower amount where the Company grants or sells shares or options or other convertible securities at a price that is lower than the then in effect conversion price.  At any time up and until 180 days from the date of the January 16 Note, the Company has the option to redeem the January 16 Note for payment to the note holder ranging from 115% to 140% of the unpaid principal amount of the January 16 Note.  In event of default, the Company is required to pay the note holder the greater of (i) 150% of the principal as well as interest and other amounts payable to the note holder or (ii) parity value of the common shares that would be issuable upon conversion multiplied by the highest closing price for the common stock during the period beginning on the date of the first occurrence of the default and ending one day prior to the mandatory payment date.  In the event of default interest on the January 16 Note accrues at the rate of 22% per annum.  The January 16 Note has been determined to have a derivative liability related to its conversion feature with a fair value of $77,474 at January 16, 2013 which was recorded as a discount to the debt of $42,500 and $34,974 of interest and financing fees. The fair value of the derivative liability was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 0.70 years; volatility of 117.87%; no dividend yield; and a risk free interest rate of 0.18%. The discount is being amortized to amortization of debt discount over the term of the note. The unamortized discount and the fair value of the derivative liability at November 30, 2013 was $3,122 (February 28, 2013 - $35,041) and $5,113 (February 28, 2013 - $37,556) respectively. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. This note had a principal balance at November 30, 2013 of $4,410, and has been fully paid as of as of December 6, 2013.

On June 7, 2013, the Company issued an 8% convertible promissory note (the “June 8% Note”) for a principal amount of $47,500 to Asher Enterprises.  The Company received net proceeds of $45,000.  The June 8% Note is due and payable March 8, 2014 and accrues interest on the outstanding principal balance at the rate of 8% per annum.  Any time after 180 days following the date of this note, the June 8% Note is convertible into shares of the Company's common stock at a conversion price that is equal to 58% of the average of the lowest three trading prices during the ten trading days preceding the date of conversion.  The exercise price may be adjusted to a lower amount where the Company grants or sells shares or options or other convertible securities at a price that is lower than the then in effect conversion price.  At any time up and until 180 days from the date of the June 8% Note, the Company has the option to redeem the June 8% Note for payment to the note holder ranging from 115% to 140% of the unpaid principal amount of the June 8% Note.  In event of default, the Company is required to pay the note holder the greater of (i) 150% of the principal as well as interest and other amounts payable to the note holder or (ii) parity value of the common shares that would be issuable upon conversion multiplied by the highest closing price for the common stock during the period beginning on the date of the first occurrence of the default and ending one day prior to the mandatory payment date.  In the event of default interest on the June 8% Note accrues at the rate of 22% per annum.  The June 8% Note has been determined to have a derivative liability related to its conversion feature with a fair value of $110,035 at June 7, 2013 which was recorded as a discount to the debt of $47,500 and $62,535 of interest and financing fees.  This note had a balance due of $47,500 at November 30, 2013.

The fair value of the derivative liability was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 0.80 years; volatility of 95.33%; no dividend yield; and a risk free interest rate of 0.08%. The discount is being amortized to amortization of debt discount over the term of the note. The unamortized discount and the fair value of the derivative liability at November 30, 2013 was $17,320 (February 28, 2013 - $nil) and $56,801 (February 28, 2013 - $nil) respectively. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations.

FOCUS GOLD CORPORATION

(an exploration stage company)

Notes to Condensed Financial Statements

For the nine month period ended November 30, 2013 and 2012

On August 9, 2013, the Company issued a 12% Promissory Note to Redwood Management, LLC for $125,000 principal amount (the “Redwood Note”).  The Company received net proceeds of $12,500 upon execution and was to receive thereafter the amount of $12,500 each 30 days from execution until the full $125,000 was funded. The Redwood Note is due and payable February 1, 2014 with interest charged on the unconverted and then outstanding principal amount at the rate of 12% regardless of how long this note remains outstanding, and the holder of the Redwood Note may convert the principal amount and interest to shares of the Company’s common stock at any time at a conversion price equal to a 50% discount to the lowest closing price determined on the current trading market for the company’s common stock during the twenty trading days immediately prior to conversion notice.  The Company may, where the Redwood Note is not in default, prepay any portion of the principal amount at 125% of such amount upon seven days written notice.  The Company has determined that the convertible feature of the Redwood-Circadian Note is a derivative liability with fair value of $35,783 at the dates of receipt. The fair value of the derivative liability was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 0.65 – 0.75 years; volatility of 102.64 – 117.42%; no dividend yield; and a risk free interest rate of 0.05 – 0.08%. The fair value of the derivative liability was recorded as a discount to the debt of $17,500 and $18,283 of interest and finance fees.  This discount is being amortized to amortization of debt discount over the term of the note. The unamortized discount and the fair value of the derivative liability at November 30, 2013 was $6,430 (February 28, 2013 - $nil) and $17,074 (February 28, 2013 - $nil) respectively. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations.

On October 28, 2013, the Company issued an 8% convertible promissory note (the “October 8% Note”) for a principal amount of $47,500 to Asher Enterprises.  The Company received net proceeds of $65,000.  The October 8% Note is due and payable July 30, 2014 and accrues interest on the outstanding principal balance at the rate of 8% per annum.  Any time after 180 days following the date of this note, the June 8% Note is convertible into shares of the Company's common stock at a conversion price that is equal to 35% of the lowest trading price during the ten trading days preceding the date of conversion.  The exercise price may be adjusted to a lower amount where the Company grants or sells shares or options or other convertible securities at a price that is lower than the then in effect conversion price.  At any time up and until 180 days from the date of the October 8% Note, the Company has the option to redeem the October 8% Note for payment to the note holder ranging from 115% to 140% of the unpaid principal amount of the October 8% Note.  In event of default, the Company is required to pay the note holder the greater of (i) 150% of the principal as well as interest and other amounts payable to the note holder or (ii) parity value of the common shares that would be issuable upon conversion multiplied by the highest closing price for the common stock during the period beginning on the date of the first occurrence of the default and ending one day prior to the mandatory payment date.  In the event of default interest on the October 8% Note accrues at the rate of 22% per annum. This note had a balance due of $65,000 at November 30, 2013.

On November 1, 2013, the Company issued a 5% convertible promissory note (the “November 5% Note”) for a principal amount of $12,500 to Common Stock, LLC.  The Company received net proceeds of $12,500.  The October 5% Note is due and payable October 31, 2014 and accrues interest on the outstanding principal balance at the rate of 5% per annum.  Any time after 180 days following the date of this note, the November 5% Note is convertible into shares of the Company's common stock at a conversion price that is equal to 50% of the average closing stock price during the ten trading days preceding the date of conversion.  The exercise price may be adjusted to a lower amount where the Company grants or sells shares or options or other convertible securities at a price that is lower than the then in effect conversion price. This note had a balance due of $12,500 at November 30, 2013.

FOCUS GOLD CORPORATION

(an exploration stage company)

Notes to Condensed Financial Statements

For the nine month period ended November 30, 2013 and 2012

6. Share Capital

(a)

Authorized capital

The Company is authorized to issue:

10,000,000 shares of Preferred stock, $0.00001 par value

2,000,000,000 shares of Common stock, $0.00001 par value

On October 28, 2013, the Articles of Incorporation were amended to increase the number of shares authorized to 2,000,000,000 common shares, par value $0.0001, and 10,000,000 preferred shares, par value $0.0001

Series A Preferred Stock:

At November 30, 2013, the Series A Preferred Stock outstanding consisted of Three Million (3,000,000) shares of $.00001 par value. The Series A Preferred ranked senior to the common stock and all other shares of preferred stock that may be later authorized. Each outstanding share of Series A Preferred Stock had two hundred fifty (250) votes on all matters submitted to the stockholders of the Company and votes with the common stock on all matters. The shares of Series A Preferred: (i) did not have any liquidation preference; (ii) did not accrue, earn, or participate in any dividends; and (iii) was subject to redemption by the Corporation at a price of two cents ($.02) per share.

As a result of the Settlement agreement with Gordon F. Lee, the former CEO, the Series A shares will be revoked and cancelled, and will no longer be issued and outstanding.

Series B Non-Voting 6% Convertible Preferred Stock:

The Series B Non-Voting Convertible Preferred Stock consisted of Seven Million (7,000,000) authorized shares of $0.00001 par value and a stated value of $100 per share. There were 1,850 shares of Series B Preferred Stock issued and outstanding at November 30, 2013.

Conversion rights: Each share of Series B Non-Voting 6% Convertible Preferred Stock is convertible at any time at the election of the holder into that number of shares of the Company's common stock determined by dividing the stated value of such shares of preferred stock into the conversion price. The conversion price is defined as twenty percent (20%) of the lowest closing bid price of the Company's common stock during five (5) trading days immediately preceding a conversion date. At November 30, 2013, the conversion of the Series B Preferred Stock would have resulted in the issuance of approximately 144,531,250 common shares.

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

As a result of the Settlement agreement with Gordon F. Lee, the former CEO, the Series B shares will be revoked and cancelled, and will no longer be issued and outstanding.

FOCUS GOLD CORPORATION

(an exploration stage company)

Notes to Condensed Financial Statements

For the nine month period ended November 30, 2013 and 2012

Series C Voting 6% Convertible Preferred Stock:

In October, 2013, Novation Holdings, Inc., (OTCIQ NOHO) subscribed for 1,000,000 shares of Series C Voting Convertible Preferred stock for total consideration of $65,000.  The Series C Preferred carries the voting power equal to sixty percent of the total voting power of all classes of stock entitled to vote on any matter, and is convertible after six months at the election of the holder into sixty percent of the total common shares then issued and outstanding after the conversion.  The Statement of Preferences for the Class C Convertible Preferred Stock is filed as an exhibit to the Quarterly Report.

As a result of the settlement with Gordon F. Lee, the Class C Preferred Stock will be the only class of preferred stock issued and outstanding.

(b)

Share issuances, returns and cancellations during the nine month periods ended November 30, 2013 and 2012:

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

On October 21, 2013, the Company entered into a Mutual Release and Settlement Agreement with the former CEO, Gordon F. Lee, pursuant to which Mr. Lee agreed to resign all positions with the Company after appointing Mr. Michael Gelmon as a second director of the Company, to terminate and rescind all employment agreements, consulting agreements, options and warrants held by Mr. Lee or entered into between Mr. Lee and the Company, to cancel and rescind the issuance of all stock issued to Mr. Lee by the Company after May 31, 2013, as well as to cancel and to rescind as of September 30, 2013, the consulting agreement between the Company and Victoria Blackburn.

FOCUS GOLD CORPORATION

(an exploration stage company)

Notes to Condensed Financial Statements

For the nine month period ended November 30, 2013 and 2012

 The rescission actions also include the consulting agreements entered into between the Company and Mr. Lee’s companies, Carbon Energy Handling, Inc. and Gordon F. Lee Group, LLC. In exchange for the resignations and termination of the several agreements and the cancellation of all shares issued to Mr. Lee after May 31, 2013, the Company agreed that Mr. Lee would retain 100,000,000 shares of common stock previously issued to him on conversion of preferred shares, with an agreed value of $200,000, the closing market price of the stock.  All outstanding warrants held by Mr. Lee also were cancelled as part of the settlement.

During the nine month period ended November 30, 2013, the Company issued 22,910,392 shares of its common stock for the exercise of conversions under the Company’s convertible securities in the amount of $178,076; 497,500 shares of its common stock for penalties of $53,484 related to non-payment of notes with a principal amount of $270,000; and 4,000,000 shares of its common stock for $46,000 of services.

On June 3, 2013, the Company redeemed 2,000,000 shares of its Series A Preferred Stock at $0.02 per share.

During the nine month period ended November 30, 2012, the Company:

Issued 1,041,262 shares of its common stock for the exercise of conversions under the Company’s convertible securities in the amount of $499,089 and 200,000 of its common stock as settlement for $554,826 of accrued fees on the Company’s September 14 and 19, 2012 promissory notes.

A total of 20 million shares of common stock issued to Gordon F. Lee and his affiliated companies will be cancelled as part of the Settlement Agreement with Mr. Lee.

(c)

Treasury stock

Pursuant to an agreement dated August 24, 2012 with a former director of the Company, the Company acquired 170,000 shares of its common stock at an aggregate purchase price of $129,200.  Pursuant to an agreement dated February 8, 2013 with the former shareholders of Fairfields, the Company acquired an additional 512,501 shares of its common stock at an aggregate fair value of $66,625.  The 682,501 shares of the Company’s common stock acquired during the year ended February 28, 2013 have been recorded as treasury stock using the cost method.  These shares will be cancelled during the quarter ended February 28, 2013.

(d)

Stock options

The Company has an incentive share option plan (the "Plan") that it adopted February 7, 2011, that allows it to grant incentive stock options to its officers, directors, employees and other persons associated with the Company. The Plan is intended to advance the best interests of the Company by providing those persons who have a substantial responsibility for its management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. Further, the availability and offering of stock options and common stock under the Plan supports and increases the Company's ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability of the Company depends. The board of directors reserved 500,000 shares of common stock for issuance under the Plan. As of the fiscal year end, February 28, 2011, the board of directors had granted options to purchase 320,000 shares of common stock at $10 per share to 7 persons. Through the nine month periods ended November 30, 2013 and 2012 no further grants of options have been made under this plan.  All of the options granted to Gordon F. Lee and his affiliates will be cancelled as part of the settlement agreement with Mr. Lee.

FOCUS GOLD CORPORATION

(an exploration stage company)

Notes to Condensed Financial Statements

For the nine month period ended November 30, 2013 and 2012

Expiry date	Exercise price per share	Balance 2/28/2013	Granted	Forfeited	Expired/ Cancelled	Balance 11/30/2013

February 24, 2016	$10.00	320,000	-	-	-	320,000
		320,000	-	-	-	320,000

All 320,000 stock options granted were exercisable at November 30, 2013 and 2012.

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

The board of directors reserved 2,500,000 shares of common stock for issuance under the 2012 Plan. Through February 28, 2013, the board of directors had granted 500,000 shares of common stock to one consultant under the 2012 Plan.  During the nine month period ended November 30, 2013, no grants were made under the 2012 Plan.

(f)

Share purchase warrants

The continuity of share purchase warrants is as follows:

Expiry date	Exercise price per share	Balance February 28, 2013	Issued	Exercised	Expired	Balance November 30, 2013
Class A
December 19, 2013	$3.00	6,667	-	-	-	expired
June 12, 2014	$8.00	5,000	-	-	-	5,000
October 14, 2016	$10.00	7,500	-	-	-	7,500
Class B
December 15, 2013	$5.00	33,333	-	-	-	expired
April 4, 2018*	$0.02	-	5,000,000			cancelled
May 20, 2018*	$0.01	-	15,000,000	-	-	cancelled
June 2, 2018	$0.10	-	5,000,000	-	-	5,000,000
June 2, 2018	$0.20	-	5,000,000	-	-	5,000,000
Promissory Note Warrants
October 25, 2014	$3.00	33,333	-	-	-	33,333
March 22, 2015	$4.00	125,000	-	-	-	125,000
July 23, 2015	$1.40	71,429	-	-	-	71,429
Total Warrants Outstanding		282,262	30,000,000	-	-	10,242,262
Weighted average exercise price		$ 3.55	$ 0.0617	$ -	$ -	$ 0.22
Average remaining contractual term (years)						1.52

FOCUS GOLD CORPORATION

(an exploration stage company)

Notes to Condensed Financial Statements

For the nine month period ended November 30, 2013 and 2012

*All of the warrants granted to Gordon F. Lee and his affiliates have been cancelled as part of the settlement agreement with Mr. Lee.

The Company has issued the following classes of warrants as set out below:

        Class A warrant

Are non-transferrable, exercisable for cash and have no acceleration of the expiry date.

Class B warrant

Are transferrable, each warrant entitles the holder to purchase one additional common share at the exercise price per share set out in the table above, subject to acceleration provisions and with a cashless exercise provision based upon the 20 day volume weighted average price per share at closing day (VWAP) the day prior to exercise. The June 2, 2018 warrants are not subject to acceleration and their cashless exercise provision uses a 5 day VWAP in its calculation.

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

March 22, 2015

Transferable with the approval of the Company.  At any time after September 22, 2012, in lieu of the cash payment the holder has the right to convert this warrant in whole or in part without payment of any kind into that number of shares of common stock of the Company equal to the quotient obtained by dividing the aggregate of the VWAP price of the Company’s common stock on the day immediately preceding the conversion less the aggregate purchase price of the shares being exercised divided by the VWAP of the Company’s common stock on the day immediately preceding the conversion.  The March 22, 2015 warrants provide the warrant holder with down round protection where the Company issues any shares, or grants any warrant or convertible security, or re-prices a security, at less than the effective exercise price of the March 22, 2015 warrant at that time, then the effective exercise price shall be lowered to such lesser amount. As at November 30, 2013, the Company has estimated the re-priced warrant from 125,000 common shares at $4.00 per share to 151,515,152 common shares at $0.0033 per share.

During the nine month period ended November 30, 2013, the Company approved unit subscriptions for an aggregate of 20,000,000 (2012 – nil) Class B warrants as part of a private placement of units and, as a part of a professional services engagement with Weed & Co., the Company granted a five year common stock warrant to acquire 5,000,000 shares of our common stock at $0.10 per share and 5,000,000 shares of our common stock at $0.20 per share.  All of the Class B warrants have either expired or been cancelled, except for the Weed & Co warrants expiring on June 2, 2018.

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

FOCUS GOLD CORPORATION

(an exploration stage company)

Notes to Condensed Financial Statements

For the nine month period ended November 30, 2013 and 2012

The significant non-cash transactions for the nine month period ended November 30, 2012 consisted of the issuance of 1,041,262 shares of the Company’s common stock for the exercise of conversions under the Company’s convertible securities in the amount of $499,089; and 200,000 shares of common stock for settlement of $554,826 of accrued promissory note fees.

8. Related Party Transactions

a)

Effective June 1, 2013 we agreed to pay our current CEO, as a consultant, the amount of $10,000 per month.  During the nine month period ended November 30, 2013, we paid $30,000 (2012 - $nil) as compensation for such management services. That agreement has been rescinded retroactively as of October 21, 2013.

b)

A law firm of which a former director is a partner was payable fees for nine month period ended November 30, 2013 during the period he served as a director  of $45,000 (2012 - $nil).

c)

Included in accounts payable and accrued liabilities – related at November 30, 2013 is $70,000 (February 28, 2013 - $28,093) payable to the firms and persons referred to in this Note 8 and persons or firms related with these persons and firms.

d)

During the nine month period ended November 30, 2013, we received and approved subscriptions from Gordon F. Lee, the sole director and executive officer of the Company, for 20,000,000 units at an aggregate cost of $100,000 (see Note 6(b)). That agreement has been rescinded retroactively with regard to the common stock warrants included in the units as of October 21, 2013.

e)

On June 1, 2013, we entered into a consulting agreement with Victoria J. Blackburn, a related party, to provide “Consulting, Research, Review and Assessment of Technical Reports of Mining Properties, and of the Mining Property, along with comparables of said properties.”, for a three month period, renewing thereafter for additional three month terms.  Compensation for the services is set at $20,000 per month in stock or in cash for a period of three months. A total of 20,000,000 shares have been issued to Victoria Blackburn as compensation for the first four months.  Victoria J. Blackburn is Secretary of CH and is also the executive assistant of our CEO, Gordon F. Lee. That agreement has been rescinded retroactively as of September 30, 2013. See, Note 9. Subsequent Events.

f)

On June 14, 2013, we entered into an Employment Agreement with our Chief Executive Officer, Gordon F. Lee.  Under this agreement, Mr. Lee will earn a salary of $1 per year, and, as an incentive bonus, has the opportunity to earn up to 100,000,000 shares of the our common stock and 100,000,000 common stock purchase options at an exercise price of $0.01 per share, expiring June 1, 2018 (“Incentive Options”).  Mr. Lee will receive 20,000,000 shares of our common stock and 20,000,000 Incentive Options upon closing the acquisition of each of 4 identified properties and an additional 5,000,000 shares of the our common stock and 5,000,000 Incentive Options upon completion of each technical report for the 4 property acquisitions.  As of November 30, 2013, none of the acquisitions had been completed. That agreement has been rescinded retroactively as of October 21, 2013.

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

FOCUS GOLD CORPORATION

(an exploration stage company)

Notes to Condensed Financial Statements

For the nine month period ended November 30, 2013 and 2012

9. Subsequent Events

a)

We issued 171,777,509 shares of our common stock upon exercise of convertible provisions of notes payable in settlement of $22,457 of the principal amount of such notes payable.

b)

On October 10, 2013, the Company issued 4,000,000 shares of its common stock in settlement of $20,000 of the principal amount due under the Consulting Agreement with Victoria Blackburn. The market value of the common stock at the closing market price on September 20, 2013 was $21,200.

c)

On September 26, 2013, the board of directors approved the designation of the Series C Convertible Preferred Stock consisting of 10,000,000 shares par value $0.00001.  The Company’s Series C Convertible Preferred Stock has the same rights and warranties as common shares except that each shareholder of Series C Convertible Preferred Stock shall be able to convert each Series C Convertible Preferred Stock into 100 shares of common stock.   On October 4, 2013, a total of 1 million shares of the Series C Convertible Shares were then issued to our CEO, Gordon F. Lee, for $10,000, which Series C Preferred Shares were then immediately converted on October 4, 2013 into 100,000,000 common shares.  At the time of the issuance of the Series C Preferred Stock to Mr. Lee for $10,000 and their immediate conversion into common stock, the value of the equivalent common at the stock closing market price on October 4, 2013, was approximately $280,000.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three and nine month periods ended November 30, 2013 and 2012 should be read in conjunction with our unaudited interim financial statements and related notes for the three and nine month periods ended November 30, 2013 and 2012.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements.

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

During the quarter ended November 30, 2013, we began discussions of forming a joint venture relating to a copper mine operation in Mexico, which it continues to pursue.  In addition, during the quarter ended November 30, 2013, we also developed a plan to expand our business operations to include the operation and acquisition of receivables management companies in order to generate positive cash flow in the short term, to augment expected future revenues from our existing mining operations. That new operation commenced in December 2013 with the formation of two subsidiaries, Focus Gold Financial Corp., a Florida corporation, and Focus Gold Commercial Resolution, Inc., also a Florida corporation.  The former will focus on retail collections activities and the latter, on commercial collections.  The two subsidiaries have opened offices in upstate New York, near Buffalo, have engaged employees and commenced business operations and have begun generating operating revenues as of January 15, 2014.  Once the basic operating models are in place, we plan to begin roll-up acquisitions in both the retail and commercial receivables management markets.

Subsidiaries

We had no subsidiaries as of November 30, 2013. In December 2013 we formed two subsidiaries, Focus Gold Financial Corp., a Florida corporation, and Focus Gold Commercial Resolution, Inc., also a Florida corporation.

Current Business Operations

We are an exploration stage issuer focused on the acquisition and development of mining properties.  During the quarter ended November 30, 2013, we were involved in the following projects:

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

The fair value of the consideration received during the restructuring in March 2013 aggregating $193,602 was reflected retroactively in the determination of fair value of the CAD$2,500,000 promissory note and accrued interest at February 28, 2013, and the difference of $545,849 was recorded in our audited statement of operations for the year ended February 28, 2013 as an impairment of note receivable.

The results from the operations of the Celtic Rights also were included in discontinued operations in our statement of operations for the years ended February 28, 2013 and February 29, 2012.

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

As disclosed in our Current Report on Form 8-K dated April 8, 2013, we entered into a non-binding letter of intent with Carbon Energy Handling, Inc. (“CH”), a private corporation controlled by our Company’s CEO, Gordon F. Lee that outlined a transaction to acquire various business opportunities. Subsequently, we agreed not to pursue the non-binding letter of intent.

On June 1, 2013, we entered into a consulting agreement with our CEO, Gordon F. Lee, to provide services as a consultant at the rate of $10,000 per month in cash or in stock, and have accrued a total of $30,000 as compensation for the quarter ended November 30, 2013 under this arrangement.  In addition, the consulting agreement provides that we will issue one million shares of Series C preferred stock to Mr. Lee for a stated value of $10,000.  That agreement has been rescinded retroactively as of October 21, 2013. See, Item 6, Other Information.

On June 1, 2013, we entered into a consulting agreement with Victoria J. Blackburn to provide “Consulting, Research, Review and Assessment of Technical Reports of Mining Properties, and of the Mining Property, along with comparables of said properties.”, for a three month period, renewing thereafter for additional three month terms.  Compensation for the services is set at $20,000 per month in stock or in cash for a period of three months. A total of 16,000,000 shares have been issued to Victoria Blackburn in payment of $60,000 in compensation for the first three months of this agreement, through November 30, 2013, and an additional 4,000,000 shares were issued in payment of the fee of $20,000 for September, 2013.  Victoria J. Blackburn is Secretary of CH and is also the executive assistant of our CEO, Gordon F. Lee. That agreement has been rescinded retroactively as of September 30, 2013. See, Item 6, Other Information.

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

Three month period ended November 30, 2013 Compared to Three month period ended November 30, 2012:

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the three month period ended November 30, 2013 and November 30, 2012, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements.

The following table sets forth selected financial information for the periods indicated.

	For the Three Months Ended November 30, 2013	For the Three Months Ended November 30, 2012	For the period October 1, 2010 (Entry into Exploration Stage) to November 30, 2013
Operating Expenses
Exploration expense	-	37,827	377,657
Mineral property impairment	-	50,000	50,000
General & administrative expenses	319,372	564,658	4,687,810
Other Income (Expenses)
Interest income	-	30,704	107,445
Amortization of debt discount	(46,230)	(136,039)	(1,009,747)
Interest and financial fees	(102,852)	(227,809)	(2,527,698)
Change in derivative liabilities	945,239	1,067,307	1,047841
Gain on extinguishment of debt	-	-	207,927
Note receivable impairment	-	-	(545,849)
Loss on settlement	-	-	(111,736)
Net income (loss) from continuing operations	476,785	(81,678)	(7,947,284)

We generated no revenues for the three month period ended November 30, 2013 or 2012. Total expenses from continuing operations decreased to ($0) for the three month period ended November 30, 2013 compared to $242,501 recorded for the three month period ended November 30, 2012. This change was primarily attributable to the change in derivative liabilities recorded in the current quarter compared to the previous quarter of 2012 and other items as noted in the discussion below:

General and Administrative expenses decreased approximately 43.4%, or $245,286, for the three month period ended November 30, 2013 as compared to the comparable prior year period.  The components of General and Administrative expenses are:

o

Consulting expenses were $253,254 for the three month period ended November 30, 2013, as compared to $49,792 in the comparable prior year period.  This increase was primarily attributable to the engagement of consultants in the three month period ended November 30, 2013 to manage the Company’s activities and project development compared to the comparable prior period.

o

Management fees and salaries decreased to $10,000 for the three month period ended November 30, 2013, as compared to $50,000 in the three month period ended November 30, 2012. This decrease was primarily attributable to the cessation of fees payable to the Company's former director of exploration and former president and CEO of the Company after August 2012.

o

Legal and professional expenses decreased approximately $50,489 for the three month period ended November 30, 2013, as compared to the comparable prior year period.  This decrease was primarily attributable to additional accounting and legal costs in the three month period ended November 30, 2012.

Other income and expenses for the three month period ended November 30, 2013 totaled a gain of $796,158 compared to a gain of $734,163 in the three month period ended November 30, 2012, composed of: $46,230 (2012 - $136,039) from the amortization of the discount recorded on notes payable; $102,852 (2012 - $227,809) of interest and financial fees. In addition, other income and expenses included changes in the fair value of derivative liabilities in the three month period ended November 30, 2013 of a gain of $945,239 compared to a gain of $1,067,307 in the three month period ended November 30, 2012.  Management expects the amount of other expenses related to the amortization of debt discounts to be fully amortized in the fiscal year ended 2015. Derivative liabilities fair values are tested at the end of each reporting period and changes in fair value are recorded in the statement of operations as other incomes or expenses.

Nine month period ended November 30, 2013 Compared to nine month period ended November 30, 2012.

	For the Nine months Ended November 30, 2013	For the Nine months Ended November 30, 2012	For the period October 1, 2010 (Entry into Exploration Stage) to November 30, 2013
Operating Expenses
Exploration expense	51,638	59,975	377,657
Mineral property impairment	-	50,000	50,000
General & administrative	663,047	1,702,410	5,007,182
Other Income (Expenses)
Interest income	-	-	107,445
Amortization of debt discount	(291,122)	(630,303)	(1,055,977)
Interest and financial fees	(421,804)	(1,543,852)	(2,630,550)
Change in derivative liabilities	1,389,119	1,294,111	1,993,081
Gain on extinguishment of debt	-	389,325	207,927
Note receivable impairment	-	-	(545,849)
Loss on settlement	-	(111,736)	(111,736)
Net income (loss) from continuing operations	(38,491)	(2,384,136)	(7,470,497)

We generated no revenues for the nine month period ended November 30, 2013 or 2012. Total expenses from continuing operations decreased to $714,685 for the nine month period ended November 30, 2013 compared to $1,812,385 for the nine month period ended November 30, 2012. This decrease was primarily attributable to the change in derivative liabilities recorded in the current nine month period compared to the previous nine month period of 2012 and other items as noted in the discussion below:

General and Administrative expenses decreased approximately 61.1%, or $1,039,363, for the nine month period ended November 30, 2013 as compared to the comparable prior year period.  The components of General and Administrative expenses are:

Consulting expenses were $465,704 for the nine month period ended November 30, 2013, as compared to $119,929 in the comparable prior year period.  This increase was primarily attributable to the engagement consultants in the three month period ended November 30, 2013 to manage the Company’s activities and project development compared to the comparable prior period.

Management fees and salaries decreased to $20,000 for the nine month period ended November 30, 2013, as compared to $133,126 for the nine month period ended November 30, 2012. This decrease was primarily attributable to the cessation of fees payable to the Company's former director of exploration and former president and CEO of the Company after August 2012.

Legal and professional expenses decreased approximately $90,243 or 53% for the nine month period ended November 30, 2013, as compared to the comparable prior year period. This decrease was primarily attributable to the costs of maintaining litigation defense and higher costs for audit and accounting related services in the nine month period ended November 30, 2012,.

Other income and expenses for the nine month period ended November 30, 2013 totaled $676,194 compared to ($571,751) in the nine month period ended November 30, 2012, composed of: $291,122 (2012 - $630,303) from the amortization of the discount recorded on notes payable; $421,804 (2012 - $1,543,852) of interest and financial fees. In addition, other income and expenses included a expense from changes in the fair value of derivative liabilities in the nine month period ended November 30, 2013 of a gain of $1,389,119 (2012 – gain of $389,325).   Management expects the amount of other expenses related to the amortization of debt discounts to be fully amortized in the fiscal year ended 2015. Derivative liabilities fair values are tested at the end of each reporting period and changes in fair value are recorded in the statement of operations as other incomes or expenses.

Income or Loss from Discontinued Operations

We incurred a loss from discontinued operations of $nil for the three month period ended November 30, 2013 and $nil for the nine month period ended November 30, 2013 compared to income from discontinued operations of $242,501 for the three month period ended November 30, 2012 and a loss of $3,009,520 for the nine month period ended November 30, 2012.

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

While we have funded our initial operations with private placements of equity and debt, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

As of November 30, 2013, our cash balance was $5,025. Accounts payable and accrued liabilities as well as short term payments under contracts as of November 30, 2013 totaled $2,280,260. Our working capital at November 30, 2013 was a deficit of $2,275,235.

During the nine month period ended November 30, 2013, our sole means of meeting our cash flow requirements was through the receipt of funds from reorganization of our Note Receivable into a 1% Smelter interest and the receipt of $193,602; net proceeds of $100,000 from the sale of stock (2012 - $nil);and $130,000 from the sale of debt instruments (2012 - $561,500).

Cash Flows Used in Operating Activities

We have not yet generated positive cash flows from operating activities. For the nine month period ended November 30, 2013, net cash flows used in operating activities was $686,564, consisting of a net loss of $38,491, adjusted by a gain in amortization of debt discount of $291,122, a gain in non-cash interest and financial fees of $421,804, a decrease in derivative liabilities of $1,389,119, a gain in non-cash common stock issued for services of $2,262, an increase in accounts payable and accrued expenses of $3,953 and an increase in related accounts payable and accrued expenses of $21,907.

For the nine month period ended November 30, 2012, net cash flows used in operating activities was $443,772, consisting of a net loss of $5,393,656, adjusted by a gain in amortization of debt discount of $630,303, a gain in non-cash interest and financial fees of $1,513,248, a decrease in change in derivative liabilities of $1,294,111, a gain in common stock issued for services of $47,059, a decrease in prepaid expenses of $777,685, an increase in accounts payable and accrued expenses of $324,680, a decrease in related accounts payable and accrued expenses of $129,643 and an increase in discontinued operations of $2,933,929.

Cash Flows from Investing Activities

For the nine month period ended November 30, 2013 cash flows used in investing was $40,000 consisting of the redemption of 2,000,000 shares of the Company’s Class A Preferred Stock. For the nine month period ended November 30, 2012 cash flows from investing activities was $nil, consisting of an advance of $200,000 to the Company’s former subsidiary and an increase in discontinued operations of $200,000..

Cash Flows from Financing Activities

We have financed our operations primarily from either advances or the issuance of equity and debt instruments. For the nine month period ended November 30, 2013, net cash flows provided from financing activities was $730,353 compared to $561,500 for the nine month period ended November 30, 2012.

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

At November 30, 2013, we had $5,025 in cash, and accounts payable and accrued liabilities as well as short term payments under contracts as of November 30, 2013 totaled $2,280,260. Our working capital deficit as at November 30, 2013 was $2,275,235.  During the twelve month period following the date of this report, we anticipate that we will not generate any revenue unless we complete one or more acquisitions. Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations for and beyond the next twelve months.  However, our ability to raise additional financing on terms that our acceptable to us, or at all, remains uncertain.  We have no lines of credit or other bank financing arrangements.

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

Related Party Arrangements

On June 1, 2013, we entered into a consulting agreement with our CEO, Gordon F. Lee, to provide services as a consultant at the rate of $10,000 per month in cahs or in stock, and have accrued a total of $30,000 as compensation for the quarter ended November 30, 2013 under this arrangement.  In addition, the consulting agreement provides that we will issue one million shares of Series C preferred stock to Mr. Lee for a stated value of $10,000.

On June 1, 2013, we entered into a consulting agreement with Victoria J. Blackburn to provide “Consulting, Research, Review and Assessment of Technical Reports of Mining Properties, and of the Mining Property, along with comparables of said properties.”, for a three month period, renewing thereafter for additional three month terms.  Compensation for the services is set at $20,000 per month in stock or in cash for a period of three months. A total of 16,000,000 shares have been issued to Victoria Blackburn as compensation for the first three months ending November 30, 2013.  Victoria J. Blackburn is Secretary of CH and is also the executive assistant our CEO, Gordon F. Lee.

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

A law firm of which a former director is a partner, was payable fees for the nine month period ended November 30, 2013 during the term he served as a director  of $45,000 (2012 - $nil).

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

As of November 30, 2013, we carried out an evaluation, under the supervision and with the participation of Gordon F. Lee (our principal executive officer and also our principal financial officer) of the effectiveness of our disclosure controls and procedures. Based on the foregoing, Mr. Lee concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting as at our year ended February 28, 2013, as disclosed in our Annual Report on Form 10-K for our fiscal year ended February 28, 2013, which may be considered to be material weaknesses and which had not been resolved as of November 30, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended November 30, 2013 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal quarter ended November 30, 2013, we issued a total of 319,092,983 shares. 199,092,983 shares were issued on conversions totaling 132,495 of principal on outstanding notes payable. We also issued 100,000,000 shares for $200,000 in consulting fees and 20,000,000 shares to settle accounts payable totaling $60,070.

During the fiscal quarter ended November 30, 2013, we were required, but through inadvertence failed, to file current reports on Form 8-K to report the unregistered sales of equity securities disclose in Item 2, above, under the heading “Unregistered Sales of Equity Securities and Use of Proceeds”, since the aggregate number of equity shares issued exceeded the threshold for the reporting exemption.

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

Dated January 21, 2014

By: ____/s/ Michael Gelmon

_____

       Michael Gelmon

Chief Executive Officer, Chief Financial Officer and sole      Director