Form 10-Q/A
period 2013-11-30
FOCUS GOLD Corp
filed 2014-01-22
CIK 1360564

_________________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________________________________________________________________

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

FOCUS GOLD CORPORATION

Quarterly Report On Form 10-Q/A

For The Quarterly Period Ended

November 30, 2013

TABLE OF CONTENTS

Signatures

FOCUS GOLD CORPORATION

Amended Quarterly Report on Form 10-Q/A

For The Quarterly Period Ended November 30, 2013

Forward Looking Statements

This amended quarterly report on Form 10-Q/A contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve risks and uncertainties regarding our ability to successfully refinance our debt, the availability of additional financing for working capital purposes, our ability to successfully restructure our mineral (metals) exploration and development business (i.e., gold, silver, platinum), our ability to successfully execute our business plan with respect to our proposed energy exploration and development business (i.e., coal, coal rights, hydrocarbons, oil and gas), and other factors., availability of financing, our ability to consummate the transactions contemplated by our non-binding letter of intent with Carbon Energy Handling, Inc. and other factors.  Forward-looking statements are made, without limitation, in relation to our business plans, availability of funds and operating costs.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  Actual events or results may differ materially.  In evaluating these statements, you should consider various factors outlined in our annual report on Form 10-K for the year ended February 28, 2013, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the “SEC”).  These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

This amended quarterly report is being filed solely to file the attached XBRL filing documents, but has not yet been fully reviewed by our independent auditors and will be amended again  as soon as the independent review has been completed.

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

Dated January 22, 2014

By: ____/s/ Michael Gelmon

_____

       Michael Gelmon

Chief Executive Officer, Chief Financial Officer and sole      Director