Form 10-Q/A
period 2013-11-30
FOCUS GOLD Corp
filed 2014-03-20
CIK 1360564

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

There were 547,016,386 shares of common stock issued and outstanding as of February 21, 2014.

FOCUS GOLD CORPORATION

Quarterly Report On Form 10-Q/A

For The Quarterly Period Ended

November 30, 2013

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	40

PART II – OTHER INFORMATION		39

Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Mine Safety Disclosure	40
Item 5.	Other Information	40
Item 6.	Exhibits	41

Signatures

FOCUS GOLD CORPORATION

Amended Quarterly Report on Form 10-Q/A

For The Quarterly Period Ended November 30, 2013

Forward Looking Statements

This amended quarterly report on Form 10-Q/A contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this quarterly report include statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve risks and uncertainties regarding our ability to successfully refinance our debt, the availability of additional financing for working capital purposes, our ability to successfully restructure our exploration and development business (i.e., gold, silver, platinum and copper), our ability to successfully execute our business plan with respect to our proposed energy exploration and development business, availability of financing, and other factors.  Forward-looking statements are made, without limitation, in relation to our business plans, availability of funds and operating costs.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  Actual events or results may differ materially.  In evaluating these statements, you should consider various factors outlined in our annual report on Form 10-K for the year ended February 28, 2013, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the “SEC”).  These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Explanatory Note

The Company is filing this Amendment No. 2 (the "Amended Report") to its Quarterly Report on Form 10-Q/A for the quarterly period ended November 30, 2013, originally filed with the US Securities and Exchange Commission ("SEC") on January 21, 2014 (the "Original Filing"), to amend and restate its consolidated balance sheet at November 30, 2013, consolidated statement of operations for the three and nine month periods ended November 30, 2013, and the consolidated statements of cash flows for the nine month period ended November 30, 2013, to correct errors associated with the inclusion of incorrect financial results in the previously filed consolidated financial statements, primarily related to the calculation of derivative liabilities. In addition, the Company's discussion in the MD&A section for the three and nine months ended November 30, 2013 was based on the incorrect financial results referred to above. The changes are summarized in Footnote 10 to the enclosed financial statements.

In addition to the comments presented above, the Original Filing was submitted by the Company to the SEC under the assumption that it was reviewed by its independent registered public accounting firm. The amended Form 10-Q/A filed herein has been reviewed by the independent registered public accounting firm.

Part I  Item 1.

Financial Statements

The following unaudited condensed consolidated  interim financial statements of Focus Gold Corporation (sometimes referred to as “we”, “us”, “our Company” or “Focus Gold”) are included in this quarterly report on Form 10-Q:

Page
Report of Independent Registered Accounting Firm	2
Condensed consolidated Balance Sheets at November 30, 2013 (unaudited) and February 28, 2013	3
Condensed consolidated Statements of Operations for the three month and nine month periods ended November 30, 2013 and November 30, 2012, and for the period October 1, 2010 (Entry into Exploration Stage) to November 30, 2013	4
Condensed consolidated Statements of Cash Flows for the nine month period ended November 30, 2013 and November 30, 2012, and for the period October 1, 2010 (Entry into Exploration Stage) to November 30, 2013	5
Notes to Condensed Consolidated Financial Statements	6

It is the opinion of management that the interim condensed consolidated financial statements for the nine months ended November 30, 2013 and 2012 include all adjustments necessary in order to ensure that the condensed consolidated financial statements are not misleading. These condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual financial statements for the year ended February 28, 2013. All adjustments are of a normal recurring nature. These interim condensed consolidated financial statements should be read in conjunction with our Company’s audited annual financial statements as of and for the year ended February 28, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Focus Gold Corporation

We have reviewed the condensed consolidated balance sheet of Focus Gold Corporation as of November 30, 2013, and the related condensed consolidated statements of operations for the three-month and nine month periods ended November 30, 2013 and 2012 and, condensed consolidated statements of cash flows for the nine periods then ended.  We have also reviewed the condensed consolidated statements of operations and condensed consolidated statements of cash flows for the period October 1, 2010 (entry into exploration stage) to November 30, 2013.  These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Focus Gold Corporation as of February 28, 2013, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended and for the period October 1, 2010 (entry into exploration stage) to November 30, 2013 (not presented herein); and in our report dated May 31, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of November 30, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the condensed consolidated financial statements, the Company is in the exploration stage and has suffered recurring losses from operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 10, the Company restated its condensed consolidated financial statements as of November 30, 2013 and for the three and nine months then ended and for the period October 1, 2010 (entry into exploration stage) to November 30, 2013.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, NJ

March 20, 2014

FOCUS GOLD CORPORATION
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets

ASSETS
	November 30, 2013 (Restated)	February 28, 2013
	(Unaudited)
Current Assets
Cash and cash equivalents	$ 5,025	$ 1,237
Total Current Assets	5,025	1,237
Long term note receivable	-	2,085,602
Mineral royalty interest	1,892,000	-
Total Assets	$ 1,897,025	$ 2,086,839
LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 471,359	$ 467,336
Accounts payable and accrued expenses - related party	10,000	28,093
Notes payable, net of discounts	1,022,200	832,737
Derivative liabilities	1,831,399	1,773,986
Total Current Liabilities	3,334,958	3,102,152
Commitment and contingencies	-	-
Stockholders' Deficit
Preferred stock, $0.00001 par value, authorized shares 100,000,000 shares
Series A, 3,000,000 authorized and nil outstanding as of November 30, 2013 and 3,000,000 shares issued and outstanding at February 28, 2013	-	30
Series B, 7,000,000 authorized, 0 issued and outstanding as of November 30, 2013 and 1,850 at February 28, 2013	-	-
Common stock, $0.00001 par value, authorized 2,000,000,000 shares, 375,235,752 shares issued and outstanding as of November 30, 2013 and 8,734,877 shares issued and outstanding as of February 28, 2013	37,524	87
Additional paid-in capital	19,536,440	18,409,825
Accumulated deficit prior to exploration stage	(414,284)	(414,284)
Accumulated deficit during exploration stage	(20,401,788)	(18,815,146)
Treasury stock	(195,825)	(195,825)
Total Stockholders' Deficit	(1,437,933)	(1,015,313)

Total Liabilities and Stockholders' Deficit	$ 1,897,025	$ 2,086,839

The accompanying notes are an integral part of these condensed consolidated financial statements

FOCUS GOLD CORPORATION

                 (An Exploration Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		For the period October 1, 2010 (Entry into Exploration Stage)to November 30, 2013 (Restated)
	November 30, 2013 (Restated)	November 30, 2012	November 30, 2013 (Restated)	November 30, 2012
Revenues	$ -	$ -	$ -	$ -	$ -
Operating Expenses
Exploration expense	10,000	37,650	61,638	40,000	367,683
Mineral property impairment	-	50,000	-	50,000	50,000
General & administrative expenses	572,920	204,046	916,595	617,599	4,175,917

Total Operating Expenses	582,920	291,696	978,233	707,599	4,593,600
Other Income (Expenses)
Interest income	-	30,704	-	30,704	107,445
Amortization of debt discount	(113,500)	(121,724)	(358,392)	(578,669)	(1,071,613)
Interest and financing fees	(338,522)	(227,809)	(657,474)	(1,543,852)	(2,866,221)
Change in derivative liabilities	98,046	1,067,307	541,927	1,294,111	1,145,887
Gain on extinguishment of debt	-	-	-	389,325	207,927
Note receivable impairment	-	-	-	-	(545,849)
Loss on settlement	(128,918)	-	(128,918)	(111,736)	(240,654)
Total Other Income (Expenses)	(482,894)	748,478	(602,857)	(520,117)	(3,263,078)

Net Income (Loss) from Continuing Operations	$ (1,065,814)	$ 456,782	$(1,581,090)	$ (1,227,716)	$ (7,856,678)

Loss from operations of the discontinued entities	-	(431,853)	-	(4,587,288)	(5,265,727)
Gain (loss) on disposal of the discontinued entities	-	295,900	-	295,900	(7,399,930)
Gain from discontinued operations attributable to non-controlling interest	-	3,350	-	125,448	127,023
Loss from Discontinuing Operations attributable to Focus Gold	-	(132,603)	-	(4,165,940)	(12,538,634)
Net Income (Loss)	(1,065,814)	324,179	(1,581,090)	(5,393,656)	(20,395,312)
Preferred Share Dividends	-	-	5,551	-	6,476
Net Income (Loss) Attributable to Focus Gold Common Stockholders	$ (1,065,814)	$ 324,179	$(1,586,641)	$ (5,393,656)	$ (20,401,788)
Basic Net Income (Loss) Per Share, Continuing Operations	$ 0.00	$ 0.01	$ (0.00)	$ (0.22)
Basic Net Income (Loss) Per Share, Discontinued Operations	$ -	$ 0.04	$ -	$ (0.73)
Weighted average number of shares outstanding, basic	184,067,573	6,910,035	79,154,853	5,674,709
Diluted Net Income (Loss) Per Share, Continuing Operations	$ -	$ 0.01	$ (0.002)	$ (0.22)
Diluted Net Income (Loss) Per Share, Discontinued Operations	$ -	$ 0.04	$ -	$ (0.73)
Weighted average number of shares outstanding, diluted	374,973,964	6,910,035	32,595,285	5,674,709

The accompanying notes are an integral part of these condensed consolidated financial statements

FOCUS GOLD CORPORATION

(An Exploration Stage Company)

Condensed Consolidated Statements of Cash Flow

(Unaudited)

	For the Nine Month Period Ended		For the period October 1, 2010 (Entry into Exploration Stage) to November 30,2013 (Restated)
	November 30, 2013 (Restated)	November 30, 2012
Cash Flows from Operating Activities
Net Loss	$ (1,581,090)	$(5,393,656)	$ (20,395,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	1,229	4,830
Amortization of debt discount	358,392	630,303	1,123,246
Non-cash interest and financing fees	657,474	1,513,248	2,716,135
Change in derivative liabilities	(541,926)	(1,294,111)	(1,145,887)
Gain on settlement of debt	-	(389,325)	(207,927)
Loss on settlement	118,918	111,736	230,654
Stock based compensation	-	-	1,842,200
Mineral property impairment	-	50,000	50,000
Note receivable impairment	-	-	545,849
Interest income	-	-	(80,097)
Common stock issued for services	402,272	47,059	890,881
Change in operating assets and liabilities:
Decrease in taxes and other amounts receivable	-	113,808	114,614
Decrease/(Increase) in prepaid expenses	-	777,685	(6,087)
Increase in accounts payable and accrued expenses	90,691	324,680	667,816
(Decrease)/Increase in accounts payable and accrued expenses - related party	75,455	129,643	213,820
Discontinued operations	-	2,933,929	9,475,451
Net Cash Used in Operating Activities	(419,814)	(443,772)	(3,928,409)
Cash Flows From Investing Activities
Pre-acquisition loans to former subsidiary	-	-	(1,065,347)
Post-acquisition loan to former subsidiary	-	(200,000)	(1,089,525)
Purchase of equipment	-	-	(4,826)
Redemption of preference stock	-	-	-
Discontinued operations	-	-	1,194,064
Net Cash Used in Investing Activities	-	(200,000)	(965,634)
Cash Flows From Financing Activities
Proceeds from the sale of preferred stock	-	-	30,000
Proceeds from the sale of common stock	100,000	-	3,012,455
Proceeds from notes payable	130,000	561,500	1,304,000
Proceeds from note receivable	193,602	-	193,602
Discontinued operations	-	-	353,714
Net Cash Provided by Financing Activities	423,602	561,500	4,893,771
Net Increase (decrease) in Cash	$ 3,788	$ (82,272)	$ (272)
Foreign currency translation adjustment	-	85,926	5,291
Cash and Cash Equivalents at Beginning of Period	$ 1,237	$ 2,899	$ 6
Cash and Cash Equivalents at End of Period	$ 5,025	$ 6,553	$ 5,025
Cash paid for
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements

FOCUS GOLD CORPORATION

(an exploration stage company)

Notes to Condensed consolidated Financial Statements

For the nine month period ended November 30, 2013 and 2012

1. Organization and Description of Business

Focus Gold Corporation (the "Company") was incorporated on December 23, 2005 under the laws of the State of Nevada under the name Real Estate Referral Center Inc. On April 21, 2009, the Company changed its name to Gold Bag, Inc. and, effective June 6, 2011, to Focus Gold Corporation. In October 2010, the Company entered into an option agreement with Victoria Gold Inc. for the right to explore and purchase mineral claims located in Ontario, Canada and since that time the Company’s principal business has been the acquisition and exploration of mineral resources.  During the quarter ended November 30, 2013, the Company began discussions of forming a joint venture relating to a copper mine operation in Mexico, which it continues to pursue.  In addition, during the quarter ended November 30, 2013, the company also developed a plan to expand its business operations to include the operation and acquisition of receivables management companies in order to generate positive cash flow in the short term, to augment expected future revenues from its existing operations. That new operation commenced in December 2013 with the acquisition of a 55 percent interest in two subsidiaries, Focus Gold Financial Corp., a Florida corporation, and Focus Gold Commercial Resolution, Inc., also a Florida corporation.  The former will focus on retail collections activities and the latter, on commercial collections.  The two subsidiaries have opened offices in upstate New York, near Buffalo, have engaged employees and commenced business operations and have begun generating operating revenues as of January, 2014.  Once the basic operating models are in place, the Company plans to begin roll-up acquisitions in both the retail and commercial receivables management markets.

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

2. Significant Accounting Policies

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. This condensed consolidated summary should be read in conjunction with the disclosure of accounting policies in the Company’s audited financial statements for the year ended February 28, 2013.

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

FOCUS GOLD CORPORATION

(an exploration stage company)

Notes to Condensed consolidated Financial Statements

For the nine month period ended November 30, 2013 and 2012

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss of $1,586,641 during the nine month period ended November 30, 2013, and has an accumulated deficit of $20,401,788 since entry into the exploration stage. Additionally, the Company is in default of various notes with principal amounts aggregating $363,410. The Company changed its principal business to the development and exploitation of mineral properties in October 2010, but has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

	Balance at February 28, 2013	New Issuances	Changes in Fair Values	Balance at November 30, 2013
Level 3 –
Derivative liabilities from:
Conversion features	$755,311	$599,340	$(502,521)	$852,130
Warrants	1,018,675	-	(39,406)	979,269
	$1,773,986	$599,340	$(541,927)	$1,831,399

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

A summarized statement of operations for the discontinued operations for the nine month periods ended November 30, 2013 and 2012 is as follows:

	November 30,	November 30,
	2013	2012
Revenues	$-	$ -
Exploration expense	-	102,590
General and administrative	-	1,354,034
Total operating expenses	-	1,456,624
Net gain on assets and liabilities written off	-	(295,898)
Mineral property impairment	-	2,756,456
Amortization of debt discount	-	354,817
Interest and finance cost	-	19,389
Non-controlling interest in operations	-	(125,448)
Loss from discontinued operations	$-	$ (4,165,940)

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

Under the terms of the Notes as modified, in the event of non-payment by the Company at maturity, the interest rate on the Notes increases to 5% per month and the Company is required to issue 57,500 and 20,000 shares of the Company’s common stock respectively in advance for each month of non-payment of the Notes.  During the nine month period ended November 30, 2013 the Company issued the note holders 497,500 shares of the Company’s common stock in settlement of $53,484 of penalty shares.  The fair value at November 30, 2013 of the penalty shares outstanding of $2,968 (February 28, 2013, $48,430) and accrued interest of $428,677 (February 28, 2013, $178,101) are included in notes payable in the condensed consolidated balance sheets.

FOCUS GOLD CORPORATION

(an exploration stage company)

Notes to Condensed consolidated Financial Statements

For the nine month period ended November 30, 2013 and 2012

On March 22, 2012 the Company issued a Convertible Promissory Note to JMJ Financial (“JMJ”) in aggregate principal amount of $2,110,000 (the “JMJ Note”) to be advanced over time. In consideration for issuing of the JMJ Note and 125,000 warrants, JMJ provided the initial funding of $275,000 and total funding of $356,000 through February 28, 2013). The JMJ Note bears interest at a one-time amount of 10%, matures three years from the date of issuance, is secured by 25% of the Company’s investment property and ownership or other equity interests the Company holds in Focus Celtic Gold Corporation, its wholly owned subsidiary, and is convertible into shares of the Company’s common stock, at JMJ’s option, at a conversion price, equal to 80% of the average of the three lowest trade prices for the Company’s common stock during the 20 trading days prior to the conversion. The Note was issued with a 10% original issue discount. The original issue discount of $39,556 is being accreted to amortization of debt discount over the term of the note. JMJ has agreed to restrict their ability to convert the JMJ Note and receive shares of common stock so that the number of shares of common stock held by JMJ and its affiliates in the aggregate after such conversion or exercise, does not exceed 4.99% of the then issued and outstanding shares of the Company’s common stock. No interest or principal payments are required until the maturity date. The Note may be prepaid at any time prior to Maturity Date at 150%. The 125,000 warrants issued to JMJ entitle JMJ to purchase up to 125,000 shares of the Company’s common stock at $4.00 per share, subject to adjustment to maintain an aggregate exercise price of $500,000. The 125,000 common share purchase warrants may in certain circumstances be exercised in whole or part in a cashless exercise equal to the difference between the VWAP on the trading day immediately preceding the date on which the holder elects to exercise the warrant, and the exercise price of the warrant times the number of warrants so being exercised. The warrant exercise price may be adjusted to a lesser amount than $4.00 where, at any time while the warrant is outstanding, and the Company sells or grants an option to purchase or sell, or grants any right to re-price, or issues any share of common stock or security convertible into the Company’s common stock, at an effective price less than the $4.00 exercise price, the exercise price shall be reduced to that lesser amount. The warrant is non-transferrable. The Company has determined that the warrants and the convertible feature of the JMJ Note are derivative liabilities with fair values of $418,531 and $867,469 respectively at their dates of issue. The fair value of the derivative liability was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 3.0 years; volatility of 102.6%; no dividend yield; and a risk free interest rate of 0.56%. The fair value of the derivative liability was recorded as a discount to the debt of $337,692 and $948,308 of interest and financing fees. The discount is being amortized to amortization of debt discount over the term of the JMJ Note. The unamortized discount at November 30, 2013 was $94,166 (February 28, 2013 - $193,858).

At November 30, 2013, the fair value of the derivative liability on the warrants and conversion feature was determined to be $408,118 (February 28, 2013 - $1,018,675) and $979,269 (February 28, 2013 - $291,921) respectively. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. During the nine month period ended November 30, 2013, the holder of the JMJ Note exercised conversion rights and the Company issued an aggregate of 29,440,000 of its common stock for $69,696 principal amount of this note.  The principal balance due on the note at November 30, 2013 was $307,654. The fair value of the derivative liability at November 30, 2013 was determined using the Binomial option pricing model with the following assumptions: expected life of 1.307 years; volatility of 380.57%; no dividend yield; and a risk free interest rate of 0.17%. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations.

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

At November 30, 2013, the fair value of the derivative liability conversion feature was determined to be $71,480 (February 28, 2013 - $53,480) respectively. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. The fair value of the derivative liability at November 30, 2013 was determined using the Binomial option pricing model with the following assumptions: expected life of .25 years; volatility of 383.07%; no dividend yield; and a risk free interest rate of 0.17%. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations.

On October 15, 2012, the Company issued an 8% convertible promissory note (the “October 15 Note”) to Asher Enterprises, Inc. for a principal amount of $37,500.The Company received net proceeds of $33,125. The October 15 Note was due and payable July 17, 2013 and accrues interest on the outstanding principal balance at the rate of 8% per annum. Any time after 180 days following the date of this note, the October 15 Note is convertible into shares of the Company's common stock at a conversion price that is equal to 58% of the average of the lowest three trading prices during the ten trading days preceding the date of conversion. The exercise price may be adjusted to a lower amount where the Company grants or sells shares or options or other convertible securities at a price that is lower than the then in effect conversion price.  At any time up and until 180 days from the date of the October 15 Note, the Company has the option to redeem the October 15 Note for payment to the note holder  ranging from 115% to 140% of the unpaid principal amount of the October 15 Note.  In event of default, the Company is required to pay the note holder the greater of (i) 150% of the principal as well as interest and other amounts payable to the note holder or (ii) parity value of the common shares that would be issuable upon conversion multiplied by the highest closing price for the common stock during the period beginning on the date of the first occurrence of the default and ending one day prior to the mandatory payment date.  In the event of default interest on the October 15 Note accrues at the rate of 22% per annum.  The October 15 Note has been determined to have a derivative liability related to its conversion feature with a fair value of $34,105 at October 15, 2012. The fair value of the derivative liability was determined using the Binomial option pricing model with the following assumptions: expected life of 0.75 years; volatility of 82.54%; no dividend yield; and a risk free interest rate of 0.18%.

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

The Company has determined that the convertible feature of the Circadian Note is a derivative liability with fair value of $30,148 at November 30, 2012 which was recorded as a discount to the debt of $30,148 and was amortized to amortization of debt discount over the term of the note.  The fair value of the derivative liability was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 0.5 years; volatility of 79.84%; no dividend yield; and a risk free interest rate of 0.13%. The redemption premium of $5,435 was amortized to amortization of debt discount over the life of the note.  On August 9, 2013, the holder of the Circadian Note assigned their rights in the Circadian Note to Redwood Management, LLC, and the Company and Redwood Management, LLC entered into a Securities Settlement Agreement dated August 9, 2013 to settle the Circadian Note in exchange for the amount of $54,325 payable to Redwood Management, LLC maturing February 9, 2014 (the “Redwood-Circadian Note”).  The Redwood-Circadian Note bears interest at 12% of the principal amount regardless of when repaid and the holder of the Redwood-Circadian Note may convert the principal amount and interest to shares of the Company’s common stock at any time at a conversion price equal to a 50% discount to the lowest closing price determined on the current trading market for the Company’s common stock during the twenty trading days immediately prior to conversion notice.  The Company may, if the Redwood-Circadian Note is not in default, prepay any portion of the principal amount at 125% of such amount upon seven days written notice.  The Company has determined that the convertible feature of the Redwood-Circadian Note is a derivative liability with fair value of $110,351 at August 9, 2013. The fair value of the derivative liability was calculated using the Binomial option pricing model with the following assumptions: expected life of 0.5 years; volatility of 114.44%; no dividend yield; and a risk free interest rate of 0.05%. The fair value of the derivative liability was recorded as a discount to the debt of $54,325 and $56,025 of interest and finance fees.

This discount is being amortized to amortization of debt discount over the term of the note. The unamortized discount, and the fair value of the derivative liability at November 30, 2013 was $6,430 (February 28, 2013 - $nil), and $34,143 (February 28, 2013 - $nil) respectively. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations.  During the nine month period ended November 30, 2013, the holder of the Redwood-Circadian Note exercised conversion rights and the Company issued an aggregate 67,627,284 shares of its common stock for $38,065 principal amount of this note.

At November 30, 2013, the fair value of the derivative liability conversion feature was determined to be $34,143 (February 28, 2013 - $24,526). The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. The fair value of the derivative liability at November 30, 2013 was determined using the Binomial option pricing model with the following assumptions: expected life of .20 years; volatility of 309.98%; no dividend yield; and a risk free interest rate of 0.17%. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations.

FOCUS GOLD CORPORATION

(an exploration stage company)

Notes to Condensed consolidated Financial Statements

For the nine month period ended November 30, 2013 and 2012

On December 20, 2012, the Company entered into a 6% convertible promissory note with William Leiberman in the amount of $50,000 in settlement of litigation between the parties (the “Leiberman Note”).  The Leiberman Note matured on September 30, 2013 and has a redemption premium of 110% of the principal amount including 6% interest payable on the principal amount.   The holder of the Leiberman Note may convert the principal amount and interest to shares of the Company’s common stock at any time at a conversion price equal to a 15% discount to the lowest closing price during the five trading days immediately prior to conversion notice, as reported by nasdaq.com. The Company has determined that the convertible feature of the Leiberman Note is a derivative liability with fair value of $29,139 at December 20, 2012 which was recorded as a discount to the debt of $29,139 and has been fully amortized to amortization of debt discount over the term of the note.. The fair value of the derivative liability was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 0.6 years; volatility of 113.40%; no dividend yield; and a risk free interest rate of 0.18%. The redemption premium of $5,000 has been fully amortized to amortization of debt discount over the life of the note. The fair value of the derivative liability at November 30, 2013 was $26,312 (February 28, 2013 - $27,278) respectively.  The fair value of the derivative liability at November 30, 2013 was determined using the Binomial option pricing model with the following assumptions: expected life of 0.25 years; volatility of 383.07%; no dividend yield; and a risk free interest rate of 0.17%. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. This note is currently in default as of September 30, 2013.

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

The exercise price may be adjusted to a lower amount where the Company grants or sells shares or options or other convertible securities at a price that is lower than the then in effect conversion price.  At any time up and until 180 days from the date of the January 16 Note, the Company has the option to redeem the January 16 Note for payment to the note holder ranging from 115% to 140% of the unpaid principal amount of the January 16 Note.  In event of default, the Company is required to pay the note holder the greater of (i) 150% of the principal as well as interest and other amounts payable to the note holder or (ii) parity value of the common shares that would be issuable upon conversion multiplied by the highest closing price for the common stock during the period beginning on the date of the first occurrence of the default and ending one day prior to the mandatory payment date.  In the event of default interest on the January 16 Note accrues at the rate of 22% per annum.  The January 16 Note has been determined to have a derivative liability related to its conversion feature with a fair value of $77,474 at January 16, 2013 which was recorded as a discount to the debt of $42,500 and $34,974 of interest and financing fees. The fair value of the derivative liability was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 0.70 years; volatility of 117.87%; no dividend yield; and a risk free interest rate of 0.18%. The discount has been fully amortized to amortization of debt discount over the term of the note. The fair value of the derivative liability at November 30, 2013 was $2,806 (February 28, 2013 - $37,556. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. This note had a principal balance at November 30, 2013 of $4,410, and has been fully paid as of as of December 6, 2013.

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

The fair value of the derivative liability was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 0.80 years; volatility of 95.33%; no dividend yield; and a risk free interest rate of 0.08%. The discount is being amortized to amortization of debt discount over the term of the note. The unamortized discount and the fair value of the derivative liability at November 30, 2013 was $17,320 (February 28, 2013 - $nil) and $58,473 (February 28, 2013 - $nil) respectively. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. The fair value of the derivative liability at November 30, 2013 was determined using the Binomial option pricing model with the following assumptions: expected life of .016 years; volatility of 305.60%; no dividend yield; and a risk free interest rate of 0.17%. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations.

On August 9, 2013, the Company issued a 12% Promissory Note to Redwood Management, LLC for $125,000 principal amount (the “Redwood Note”).  The Company received net proceeds of $12,500 upon execution and was to receive thereafter the amount of $12,500 each 30 days from execution until the full $125,000 was funded. The Redwood Note is due and payable February 1, 2014 with interest charged on the unconverted and then outstanding principal amount at the rate of 12% regardless of how long this note remains outstanding, and the holder of the Redwood Note may convert the principal amount and interest to shares of the Company’s common stock at any time at a conversion price equal to a 50% discount to the lowest closing price determined on the current trading market for the company’s common stock during the twenty trading days immediately prior to conversion notice.  The Company may, where the Redwood Note is not in default, prepay any portion of the principal amount at 125% of such amount upon seven days written notice.  The Company has determined that the convertible feature of the Redwood-Circadian Note is a derivative liability with fair value of $35,783 at the dates of receipt. The fair value of the derivative liability was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 0.65 – 0.75 years; volatility of 102.64 – 117.42%; no dividend yield; and a risk free interest rate of 0.05 – 0.08%. The fair value of the derivative liability was recorded as a discount to the debt of $17,500 and $18,283 of interest and finance fees.  This discount is being amortized to amortization of debt discount over the term of the note. The unamortized discount and the fair value of the derivative liability at November 30, 2013 was $6,430 (February 28, 2013 - $nil) and $35,183 (February 28, 2013 - $nil) respectively. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations.

At November 30, 2013, the fair value of the derivative liability conversion feature was determined to be $35.183 (February 28, 2013 - $nil). The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. The fair value of the derivative liability at November 30, 2013 was determined using the Binomial option pricing model with the following assumptions: expected life of .173 years; volatility of 326.92%; no dividend yield; and a risk free interest rate of 0.17%. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations.

FOCUS GOLD CORPORATION

(an exploration stage company)

Notes to Condensed consolidated Financial Statements

For the nine month period ended November 30, 2013 and 2012

On October 28, 2013, the Company issued an 8% convertible promissory note (the “October 8% Note”) for a principal amount of $47,500 to Asher Enterprises.  The Company received net proceeds of $65,000.  The October 8% Note is due and payable July 30, 2014 and accrues interest on the outstanding principal balance at the rate of 8% per annum.  Any time after 180 days following the date of this note, the June 8% Note is convertible into shares of the Company's common stock at a conversion price that is equal to 35% of the lowest trading price during the ten trading days preceding the date of conversion.  The exercise price may be adjusted to a lower amount where the Company grants or sells shares or options or other convertible securities at a price that is lower than the then in effect conversion price.  At any time up and until 180 days from the date of the October 8% Note, the Company has the option to redeem the October 8% Note for payment to the note holder ranging from 115% to 140% of the unpaid principal amount of the October 8% Note.  In event of default, the Company is required to pay the note holder the greater of (i) 150% of the principal as well as interest and other amounts payable to the note holder or (ii) parity value of the common shares that would be issuable upon conversion multiplied by the highest closing price for the common stock during the period beginning on the date of the first occurrence of the default and ending one day prior to the mandatory payment date.  In the event of default interest on the October 8% Note accrues at the rate of 22% per annum. This note had a balance due of $65,000 at November 30, 2013. The Company has determined that the convertible feature of the Asher Note is a derivative liability with fair value of $290,326 at the date of receipt. The fair value of the derivative liability was calculated using the Binomial option pricing model with the following assumptions: expected life of 0.671 years; volatility of 352.49%; no dividend yield; and a risk free interest rate of .18%. The fair value of the derivative liability was recorded as a discount to the debt of $65,000 and $225,326 of interest and finance fees.  This discount is being amortized to amortization of debt discount over the term of the note. The unamortized discount and the fair value of the derivative liability at November 30, 2013 was $57,405 (February 28, 2013 - $nil) and $166,366 (February 28, 2013 - $nil) respectively. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. The fair value of the derivative liability at November 30, 2013 was determined using the Binomial option pricing model with the following assumptions: expected life of .581 years; volatility of 339.59%; no dividend yield; and a risk free interest rate of 0.17%. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations.

On November 1, 2013, the Company issued a 5% convertible promissory note (the “November 5% Note”) for a principal amount of $12,500 to Common Stock, LLC.  The Company received net proceeds of $12,500.  The November 5% Note is due and payable October 31, 2014 and accrues interest on the outstanding principal balance at the rate of 5% per annum.  Any time after 180 days following the date of this note, the November 5% Note is convertible into shares of the Company's common stock at a conversion price that is equal to 50% of the average closing stock price during the ten trading days preceding the date of conversion.  The exercise price may be adjusted to a lower amount where the Company grants or sells shares or options or other convertible securities at a price that is lower than the then in effect conversion price. This note had a balance due of $12,500 at November 30, 2013. The Company has determined that the convertible feature of the Common Stock LLC Note is a derivative liability with fair value of $15,543 at the date of receipt. The fair value of the derivative liability was calculated using the Binomial option pricing model with the following assumptions: expected life of 0.997 years; volatility of 394.90%; no dividend yield; and a risk free interest rate of .17%. The fair value of the derivative liability was recorded as a discount to the debt of $12,500 and $3,043 of interest and finance fees.  This discount is being amortized to amortization of debt discount over the term of the note. The unamortized discount and the fair value of the derivative liability at November 30, 2013 was $11,381 (February 28, 2013 - $nil) and $13,439 (February 28, 2013 - $nil) respectively. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations.

FOCUS GOLD CORPORATION

(an exploration stage company)

Notes to Condensed consolidated Financial Statements

For the nine month period ended November 30, 2013 and 2012

The fair value of the derivative liability at November 30, 2013 was determined using the Binomial option pricing model with the following assumptions: expected life of .918 years; volatility of 378.60%; no dividend yield; and a risk free interest rate of 0.17%. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations.

On November 1, 2013, the Company issued a 5% convertible promissory note (the “November 5% Note”) for a principal amount of $30,000 to JSJ Investments, Inc.  The Company received net proceeds of $30,000.  The November 5% Note is due and payable October 31, 2014 and accrues interest on the outstanding principal balance at the rate of 5% per annum.  Any time after 180 days following the date of this note, the November 5% Note is convertible into shares of the Company's common stock at a conversion price that is equal to 50% of the average closing stock price during the ten trading days preceding the date of conversion.  The exercise price may be adjusted to a lower amount where the Company grants or sells shares or options or other convertible securities at a price that is lower than the then in effect conversion price. This note had a balance due of $30,000 at November 30, 2013. The Company has determined that the convertible feature of the JSJ Investments, Inc. Note is a derivative liability with fair value of $37,302 at the date of receipt. The fair value of the derivative liability was calculated using the Binomial option pricing model with the following assumptions: expected life of 0.997 years; volatility of 394.90%; no dividend yield; and a risk free interest rate of .17%. The fair value of the derivative liability was recorded as a discount to the debt of $30,000 and $7,302 of interest and finance fees.  This discount is being amortized to amortization of debt discount over the term of the note. The unamortized discount and the fair value of the derivative liability at November 30, 2013 was $27,313 (February 28, 2013 - $nil) and $32,550 (February 28, 2013 - $nil) respectively. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. The fair value of the derivative liability at November 30, 2013 was determined using the Binomial option pricing model with the following assumptions: expected life of .918 years; volatility of 395.47%; no dividend yield; and a risk free interest rate of 0.17%. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations.

6. Share Capital

(a)

Authorized capital

The Company is authorized to issue:

10,000,000 shares of Preferred stock, $0.0001 par value

2,000,000,000 shares of Common stock, $0.0001 par value

On October 28, 2013, the Articles of Incorporation were amended to increase the number of shares authorized to 2,000,000,000 common shares, par value $0.00001, and 10,000,000 preferred shares, par value $0.00001

FOCUS GOLD CORPORATION

(an exploration stage company)

Notes to Condensed consolidated Financial Statements

For the nine month period ended November 30, 2013 and 2012

Series A Preferred Stock:

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

As a result of the Settlement agreement with Gordon F. Lee, the former CEO, the Series A shares have been revoked and cancelled, and are no longer issued and outstanding.

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

As a result of the Settlement agreement with Gordon F. Lee, the former CEO, the Series B shares, and the common shares into which they were converted, have been revoked and cancelled, and are no longer issued and outstanding.

Series C Voting 6% Convertible Preferred Stock:

In October, 2013, Novation Holdings, Inc., (OTCIQ NOHO) subscribed for 1,000,000 shares of Series C Voting Convertible Preferred stock for total consideration of $65,000, to be paid in installments.  As of November 30, 2013, the Series C shares had not yet been issued. The Series C Preferred will carry voting power equal to sixty percent of the total voting power of all classes of stock entitled to vote on any matter, and is convertible after six months at the election of the holder into sixty percent of the total common shares then issued and outstanding after the conversion.  The Statement of Preferences for the Class C Convertible Preferred Stock will be filed with the Secretary of State of Nevada.

As a result of the settlement with Gordon F. Lee, the Class C Preferred Stock issued to NOHO will be the only class of preferred stock issued and outstanding.

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

FOCUS GOLD CORPORATION

(an exploration stage company)

Notes to Condensed consolidated Financial Statements

For the nine month period ended November 30, 2013 and 2012

During the nine month period ended November 30, 2013, the Company issued 222,003,375 shares of its common stock for the exercise of conversions under the Company’s convertible securities in the amount of $312,072; 497,500 shares of its common stock for penalties of $53,484 related to non-payment of notes with a principal amount of $270,000; and 4,000,000 shares of its common stock for $46,000 of services.

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

(f)

Share purchase warrants

The continuity of share purchase warrants is as follows:

Expiry date	Exercise price per share	Balance February 28, 2013	Issued	Exercised	Expired	Balance November 30, 2013
Class A
December 19, 2013	$3.00	6,667	-	-	6,667	expired
June 12, 2014	$8.00	5,000	-	-	-	5,000
October 14, 2016	$10.00	7,500	-	-	-	7,500
Class B
December 15, 2013	$5.00	33,333	-	-	33,333	expired
April 4, 2018*	$0.02	-	5,000,000		5,000,000	cancelled
May 20, 2018*	$0.01	-	15,000,000	-	15,000,000	cancelled
June 2, 2018	$0.10	-	5,000,000	-	-	5,000,000
June 2, 2018	$0.20	-	5,000,000	-	-	5,000,000
Promissory Note Warrants
October 25, 2014	$3.00	33,333	-	-	-	33,333
March 22, 2015	$4.00	125,000	-	-	-	125,000
July 23, 2015	$1.40	71,429	-	-	-	71,429
Total Warrants Outstanding		282,262	30,000,000	-	20,040,000	10,242,262
Weighted average exercise price		$ 3.55	$ 0.0617	$ -	$ -	$ 0.22
Average remaining contractual term (years)						1.52

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

FOCUS GOLD CORPORATION

(an exploration stage company)

Notes to Condensed consolidated Financial Statements

For the nine month period ended November 30, 2013 and 2012

The significant non-cash transactions for the nine month period ended November 30, 2013 consisted of the issuance of 201,384,035 shares of the Company’s common stock for the exercise of conversions under the Company’s convertible securities in the amount of $132,495; 100,400,000 shares of common stock for compensation in the amount of $402,272, 49,750 shares of common stock for penalty shares totaling $53,484, 16,000,000 shares issue to settle accounts payable totaling $60,000, and 4,000,000 shares for prospecting expenses totaling $10,000.

8. Related Party Transactions

a)

Effective June 1, 2013 we agreed to pay our current CEO, as a consultant, the amount of $10,000 per month.  During the nine month period ended November 30, 2013, we paid $30,000 (2012 - $nil) as compensation for such management services. That agreement has been rescinded as of October 21, 2013.

b)

A law firm of which a former director is a partner was paid fees for nine month period ended November 30, 2013 during the period he served as a director  of $45,000 (2012 - $nil).

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

e)

On June 1, 2013, we entered into a consulting agreement with Victoria J. Blackburn, a related party, to provide “Consulting, Research, Review and Assessment of Technical Reports of Mining Properties, and of the Mining Property, along with comparables of said properties.”, for a three month period, renewing thereafter for additional three month terms.  Compensation for the services is set at $20,000 per month in stock or in cash for a period of three months. A total of 20,000,000 common shares have been issued to Victoria Blackburn as compensation for the first four months.  Victoria J. Blackburn is Secretary of CH and is also the executive assistant of our CEO, Gordon F. Lee. That agreement has been rescinded retroactively as of September 30, 2013.

f)

On June 14, 2013, we entered into an Employment Agreement with our Chief Executive Officer, Gordon F. Lee.  Under this agreement, Mr. Lee will earn a salary of $1 per year, and, as an incentive bonus, has the opportunity to earn up to 100,000,000 shares of the our common stock and 100,000,000 common stock purchase options at an exercise price of $0.01 per share, expiring June 1, 2018 (“Incentive Options”).  Mr. Lee will receive 20,000,000 shares of our common stock and 20,000,000 Incentive Options upon closing the acquisition of each of 4 identified properties and an additional 5,000,000 shares of the our common stock and 5,000,000 Incentive Options upon completion of each technical report for the 4 property acquisitions.  As of November 30, 2013, none of the acquisitions had been completed. That agreement has been rescinded as of October 21, 2013.

g)

On June 15, 2013, we entered into a Service Agreement with Carbon Energy Handling, Inc., a related party, to provide management, personnel, administrative, supervisory, accounting and billing services relating to all of the non-legal aspects of our operations relating to our future energy projects for a fee of $10,000 per month. That agreement has been rescinded as of October 21, 2013.

h)

On June 15, 2013, we also entered into a Service Agreement with the Gordon F. Lee Group, LLC, a related party, to provide management, personnel, administrative, supervisory, accounting and billing services relating to all of the non-legal aspects of our operations relating to metals for a fixed monthly fee of $10,000.  That agreement has been rescinded as of October 21, 2013.

FOCUS GOLD CORPORATION

(an exploration stage company)

Notes to Condensed consolidated Financial Statements

For the nine month period ended November 30, 2013 and 2012

9. Subsequent Events

In December, 2013, the Company acquired a 55 percent controlling interest in two subsidiaries, Focus Gold Financial Corp., and Focus Gold Commercial Resolution, Inc. and commenced the operation of new accounts receivable management services with offices located in Cheektowaga, New York.  The two subsidiaries have commenced operations, leased office space, hired employees and begun to generate revenues.  It is expected that 20 to 25 total employees will be working in the two subsidiaries by April 30, 2014.  Initial operations of the two subsidiaries have been funded with the proceeds of the subscription receivable from Novation Holdings, Inc., which subscribed for 1,000,000 shares of Series A preferred stock of the Company in October, 2013 for a total amount of $65,000.  The remaining 45 percent interest in the two subsidiaries is held by Todd Wier (15%) who has been instrumental in starting up the two new business operations, Michael Gelmon (10%), JBurke Consulting (10%) and Indian River Financial Services, LLC (10%), all of whom provide consulting services to the Company.

In October, 2013, Novation Holdings, Inc., (OTCQB: NOHO) subscribed for 1,000,000 shares of Series C Voting Convertible Preferred stock for total consideration of $65,000.  The Series C Preferred will carry voting power equal to sixty percent of the total voting power of all classes of stock entitled to vote on any matter, and is convertible after six months at the election of the holder into sixty percent of the total common shares then issued and outstanding after the conversion.  The Statement of Preferences for the Class C Convertible Preferred Stock will be filed with the Secretary of State of Nevada. The full subscription price has been paid and the Series C preferred shares have been issued.

The Company has engaged Novation Consulting Services, Inc., a subsidiary of Novation Holdings, Inc., to provide management consulting services to the Company, including financial and administrative management services, for a monthly fee of $15,000.  The Company also engaged Indian River Financial Services, LLC, an unrelated party, to act as the consulting corporate legal counsel for the Company for a fixed monthly fee of $10,000.

The Company has continued to negotiate a joint venture or acquisition agreement with respect to a copper mining project in Mexico and expects to enter into a letter of intent for the project by the end of the next fiscal quarter, February 28, 2014.

10. Restatement

Company management subsequently discovered certain errors in our condensed consolidated financial statements included in our Form 10-Q as previously filed for the quarter ended November 30, 2013. The restatement primarily comprises adjustments for the correct accounts payables, notes payables, third party settlement, and the recording of a derivative liability on a convertible note payable.

FOCUS GOLD CORPORATION

(an exploration stage company)

Notes to Condensed consolidated Financial Statements

For the nine month period ended November 30, 2013 and 2012

FOCUS GOLD CORPORATION
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets

ASSETS
	November 30, 2013	Adjustments		Restated
	(Unaudited)			(Unaudited)
Current Assets
Cash and cash equivalents	$ 5,025			$ 5,025
Total Current Assets	5,025			5,025
Long term note receivable	-			-
Mineral royalty interest	1,892,000			1,892,000
Total Assets	$ 1,897,025			$ 1,897,025
LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 471,289	70	(a)	$ 471,359
Accounts payable and accrued expenses - related	50,000	(40,000)	(b)	10,000
Notes payable, net of discounts	1,117,935	(95,735)	(c)	1,022,200
Derivative liabilities	641,036	1,190,363	(d)	1,831,399
Total Current Liabilities	2,280,260			3,334,958
Stockholders' Deficit
Preferred stock, $0.00001 par value, authorized shares 100,000,000 shares
Series A, 1,000,000 authorized and outstanding as of August 31, 2013 and 3,000,000 shares issued and outstanding at February 28, 2013	-			-
Series B, 7,000,000 authorized, 0 issued and outstanding as of November 30, 2013 and at February 28, 2013	-			-
Common stock, $0.00001 par value, authorized 500,000,000 shares, 375,235,752 shares issued and outstanding as of November 30, 2013 and 8,734,877 shares issued and outstanding as of February 28, 2013	37,524			37,524
Additional paid-in capital	18,688,348	848,092	(e)	19,536,440
Accumulated deficit prior to exploration stage	(414,284)			(414,284)
Accumulated deficit during exploration stage	(18,498,998)	(1,902,790)	(f)	(20,401,788)
Treasury stock	(195,825)			(195,825)
Total Stockholders' Deficit	(383,235)			(1,437,933)

Total Liabilities and Stockholders' Deficit	$ 1,897,025			$ 1,897,025

FOCUS GOLD CORPORATION

(an exploration stage company)

Notes to Condensed consolidated Financial Statements

For the nine month period ended November 30, 2013 and 2012

10. Restatement (continued)

FOCUS GOLD CORPORATION
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)
For the Three Months Ended
	November 30, 2013	Adjustments		Restated
Revenues	$ -			$ -
Operating Expenses
Exploration expense	-	10,000	(g)	10,000
Mineral property impairment	-			-
General & administrative expenses	319,372	253,548	(h)	572,920

Total Operating Expenses	319,372			582,920
Other Income (Expenses)
Interest income	-			-
Amortization of debt discount	(46,230)	(67,270)	(i)	(113,500)
Interest and financial fees	(102,852)	(235,670)	(j)	(338,522)
Change in derivative liabilities	945,239	(847,193)	(k)	98,046
Gain on extinguishment of debt	-			-
Note receivable impairment	-			-
Loss on settlement	-	(128,918)	(l)	(128,918)
Total Other Income (Expenses)	796,158			(482,894)

Net Income (Loss) from Continuing Operations	$ 476,786			$ (1,065,815)

Loss from operations of the discontinued entities	-			-
Loss on disposal of the discontinued entities	-			-
Loss from discontinued operations attributable to non-controlling interest	-			-
Loss from Discontinuing Operations attributable to Focus Gold	-			-
Net Income (Loss)	476,786			(1,065,815)
Preferred Share Dividends	-			-
Net Income (Loss) Attributable to Focus Gold Common Stockholders	$ 476,786			$ (1,065,815)

FOCUS GOLD CORPORATION

(an exploration stage company)

Notes to Condensed consolidated Financial Statements

For the nine month period ended November 30, 2013 and 2012

10. Restatement (continued)

FOCUS GOLD CORPORATION
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)
	For the Nine Months Ended
	November 30, 2013	Adjustments		Restated
Revenues	$ -			$ -
Operating Expenses
Exploration expense	51,638	10,000	(g)	61,638
Mineral property impairment	-			-
General & administrative expenses	663,047	253,548	(h)	916,595

Total Operating Expenses	714,685			978,233
Other Income (Expenses)
Interest income	-			-
Amortization of debt discount	(291,122)	(67,270)	(i)	(358,392)
Interest and financial fees	(421,804)	(235,670)	(j)	(657,474)
Change in derivative liabilities	1,389,119	(847,193)	(k)	541,926
Gain on extinguishment of debt	-			-
Note receivable impairment	-			-
Loss on settlement	-	(128,918)	(l)	(128,918)
Total Other Income (Expenses)	676,194			(602,857)

Net Income (Loss) from Continuing Operations	$ (38,491)			$ (1,581,090)

Loss from operations of the discontinued entities	-			-
Loss on disposal of the discontinued entities	-			-
Loss from discontinued operations attributable to non-controlling interest	-			-
Loss from Discontinuing Operations attributable to Focus Gold	-			-
Net Income (Loss)	(38,491)			(1,581,090)
Preferred Share Dividends	5,551			5,551
Net Income (Loss) Attributable to Focus Gold Common Stockholders	$ (44,042)			$ (1,586,641)

FOCUS GOLD CORPORATION

(an exploration stage company)

Notes to Condensed consolidated Financial Statements

For the nine month period ended November 30, 2013 and 2012

10. Restatement (continued)

FOCUS GOLD CORPORATION
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)
	For the period October 1, 2010 (Entry into Exploration Stage)to November 30, 2013			Restated

Revenues	$ -			$ -
Operating Expenses
Exploration expense	377,657	(9,974)	(g)	367,683
Mineral property impairment	50,000			50,000
General & administrative expenses	5,007,182	(831,265)	(h)	4,175,917

Total Operating Expenses	5,434,839			4,593,600
Other Income (Expenses)
Interest income	107,445			107,445
Amortization of debt discount	(1,055,977)	(15,636)	(i)	(1,071,613)
Interest and financial fees	(2,630,550)	(235,670)	(j)	(2,866,221)
Change in derivative liabilities	1,993,081	(847,195)	(k)	1,145,887
Gain on extinguishment of debt	207,927			207,927
Note receivable impairment	(545,849)			(545,849)
Loss on settlement	(111,736)	(128,918)	(l)	(240,654)
Total Other Income (Expenses)	(2,035,659)			(3,263,078)

Net Income (Loss) from Continuing Operations	$ (7,470,497)			$ (7,856,678)

Loss from operations of the discontinued entities	(6,951,187)	1,685,460	(m)	(5,265,727)
Loss on disposal of the discontinued entities	(4,558,050)	(2,841,880)	(n)	(7,399,930)
Loss from discontinued operations attributable to non-controlling interest	127,023	-		127,023
Loss from Discontinuing Operations attributable to Focus Gold	(11,382,214)			(12,538,634)
Net Income (Loss)	(18,852,711)			(20,395,312)
Preferred Share Dividends	6,476			6,476
Net Income (Loss) Attributable to Focus Gold Common Stockholders	$ (18,859,187)			$ (20,401,788)

FOCUS GOLD CORPORATION

(an exploration stage company)

Notes to Condensed consolidated Financial Statements

For the nine month period ended November 30, 2013 and 2012

10. Restatement (continued)

FOCUS GOLD CORPORATION
(An Exploration Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Month Period Ended
	November 30, 2013	Adjustments		Restated
Cash Flows from Operating Activities
Net Loss	$ (38,491)	(1,542,599)		$ (1,581,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-			-
Amortization of debt discount	291,122	67,270	(i)	358,392
Non-cash interest and financial fees	421,804	235,670	(j)	657,474
Change in derivative liabilities	(1,389,119)	847,193	(k)	(541,926)
Loss on settlement	-	118,918	(h)	118,918
Common stock issued for services	2,262	400,010	(h)	402,272
Change in operating assets and liabilities:
Increase in accounts payable and accrued expenses	3,953	86,738	(a)	90,691
(Decrease)/Increase in accounts payable and accrued expenses - related	21,907	53,548	(b)	75,455
Discontinued operations	-			-
Net Cash Used in Operating Activities	(686,564)			(419,814)
Cash Flows From Investing Activities
Redemption of preference stock	(40,000)	40,000	(b)	-
Net Cash Used in Investing Activities	(40,000)			-
Cash Flows From Financing Activities
Proceeds from the sale of common stock	100,000			100,000
Proceeds from notes payable	130,000			130,000
Proceeds from note receivable	193,602			193,602
Discontinued operations	306,750	(306,750)	(o)	-
Net Cash Provided by Financing Activities	730,352			423,602
Net Increase in Cash	$ 3,788			$ 3,788
Foreign currency translation adjustment	-			-
Cash and Cash Equivalents at Beginning of Period	$ 1,237			$ 1,237
Cash and Cash Equivalents at End of Period	$ 5,025			$ 5,025

FOCUS GOLD CORPORATION

(an exploration stage company)

Notes to Condensed consolidated Financial Statements

For the nine month period ended November 30, 2013 and 2012

10. Restatement (continued)

FOCUS GOLD CORPORATION
(An Exploration Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the period October 1, 2010 (Entry into Exploration Stage) to November 30,2013			Restated

Cash Flows from Operating Activities
Net Loss	$ (18,852,711)	(1,542,601)		$ (20,395,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,830			4,830
Amortization of debt discount	1,055,976	67,270	(i)	1,123,246
Non-cash interest and financial fees	2,480,465	235,670	(j)	2,716,135
Change in derivative liabilities	(1,993,080)	847,193	(k)	(1,145,887)
Gain on settlement of debt	(207,927)			(207,927)
Loss on settlement	111,736	118,918	(h)	230,654
Stock based compensation	1,842,200			1,842,200
Mineral property impairment	50,000			50,000
Note receivable impairment	545,849			545,849
Interest income	(80,097)			(80,097)
Common stock issued for services	490,871	200,010	(h)	890,881
Change in operating assets and liabilities:
Decrease in taxes and other amounts receivable	114,614			114,614
Decrease/(Increase) in prepaid expenses	(6,087)			(6,087)
Increase in accounts payable and accrued expenses	612,482	86,738	(a)	699,220
(Decrease)/Increase in accounts payable and accrued expenses - related	160,272	53,548	(b)	213,820
Discontinued operations	9,475,451			9,475,451
Net Cash Used in Operating Activities	(4,195,158)			(3,928,409)
Cash Flows From Investing Activities
Pre-acquisition loans to former subsidiary	(1,065,347)			(1,065,347)
Post-acquisition loan to former subsidiary	(1,089,525)			(1,089,525)
Purchase of equipment	(4,826)			(4,826)
Redemption of preference stock	(40,000)	40,000	(b)	-
Discontinued operations	1,194,064			1,194,064
Net Cash Used in Investing Activities	(1,005,634)			(965,634)
Cash Flows From Financing Activities
Proceeds from the sale of preference stock	30,000			30,000
Proceeds from the sale of common stock	3,012,455			3,012,455
Proceeds from notes payable	1,304,000			1,304,000
Proceeds from note receivable	193,602			193,602
Discontinued operations	660,464	(306,750)	(o)	353,714
Net Cash Provided by Financing Activities	5,200,520			4,893,771
Net Increase in Cash	$ (272)			$ (272)
Foreign currency translation adjustment	5,291			5,291
Cash and Cash Equivalents at Beginning of Period	$ 6			$ 6
Cash and Cash Equivalents at End of Period	$ 5,025			$ 5,025

(a) Adjusted and correct payables to correct amount per financial reports.

(b) Adjusted related payables ($40,000) for payments made to related parties.

(c) Adjusted notes payable ($95,735) for additional discounts based on updated calculations and agreements.

(d) Adjusted derivative liabilities $1,190,363 based on updated calculations.

(e) Adjusted paid in capital $848,092 for related party settlement and updated derivative calculations and note conversions.

(f) Accumulated deficit during exploration stage adjusted $1,902,790 based on adjustments to Statement of Operations

(g) Adjusted exploration expenses $10,000 for stock-based compensation.

(h) Adjusted general & administrative expenses $253,548 for payroll expenses for related party settlement.

(i) Adjusted amortization of debt discount ($67,270) based on updated calculations.

(j) Adjusted interest and financial fees ($235,670) for derivative adjustments based on updated calculations.

(k) Adjusted change in derivative liabilities ($847,193) for derivative adjustments based on updated calculations.

(l) Adjusted loss on settlement ($128,918) based on payments and settlement to related parties.

(m) Adjusted loss from operations of the discontinued entities $1,685,460 based on operations being discontinued effecting prior year calculations.

(n) Adjusted loss from disposal of the discontinued entities ($2,841,880) based on operations being discontinued effecting prior year calculations.

(o) Adjusted discontinued operations ($306,750) based on operations being discontinued effecting prior year calculations.

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

During the quarter ended November 30, 2013, we began discussions of forming a joint venture relating to a copper mine operation in Mexico, which we continues to pursue.  In addition, during the quarter ended November 30, 2013, we also developed a plan to expand our business operations to include the operation and acquisition of receivables management companies in order to generate positive cash flow in the short term, to augment expected future revenues from our existing mining operations. That new operation commenced in December 2013 with the acquisition of a controlling interest (55%) in two subsidiaries, Focus Gold Financial Corp., a Florida corporation, and Focus Gold Commercial Resolution, Inc., also a Florida corporation.  The former will focus on retail collections activities and the latter, on commercial collections.  The two subsidiaries have opened offices in upstate New York, near Buffalo, have engaged employees and commenced business operations and have begun generating operating revenues as of January 15, 2014.  Once the basic operating models are in place, we plan to begin roll-up acquisitions in both the retail and commercial receivables management markets.

Subsidiaries

We had no active subsidiaries as of November 30, 2013. In December 2013 we acquired a controlling interest in two subsidiaries, Focus Gold Financial Corp., a Florida corporation, and Focus Gold Commercial Resolution, Inc., also a Florida corporation.

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

On June 1, 2013, we entered into a consulting agreement with our CEO, Gordon F. Lee, to provide services as a consultant at the rate of $10,000 per month in cash or in stock, and have accrued a total of $30,000 as compensation for the quarter ended November 30, 2013 under this arrangement.  In addition, the consulting agreement provides that we will issue one million shares of Series C preferred stock to Mr. Lee for a stated value of $10,000.  That agreement has been rescinded as of October 21, 2013. See, Item 5, Other Information.

On June 1, 2013, we entered into a consulting agreement with Victoria J. Blackburn to provide “Consulting, Research, Review and Assessment of Technical Reports of Mining Properties, and of the Mining Property, along with comparables of said properties.”, for a three month period, renewing thereafter for additional three month terms.  Compensation for the services is set at $20,000 per month in stock or in cash for a period of three months. A total of 16,000,000 shares have been issued to Victoria Blackburn in payment of $60,000 in compensation for the first three months of this agreement, through November 30, 2013, and an additional 4,000,000 shares were issued in payment of the fee of $20,000 for September, 2013.  Victoria J. Blackburn is Secretary of CH and is also the executive assistant of our CEO, Gordon F. Lee. That agreement has been rescinded as of September 30, 2013. See, Item 5, Other Information.

On June 15, 2013, we entered into Service Agreements with CH and with Gordon F. Lee Group, LLC (“GFLG”), a private limited liability company also controlled by our CEO, Gordon F. Lee. Under the Service Agreement with CH, we engaged CH as a management service contractor to provide a full scope of management, personnel, administrative, supervisory, accounting and billing services relating to all of the non-legal aspects of our operations relating to the pursuit of our proposed energy exploration and development business (i.e., coal, coal rights, hydrocarbons, oil and gas) for a fixed monthly fee of $10,000.  Under the Service Agreement with GFLG, we engaged GFLG as a management service contractor to provide a full scope of management, personnel, administrative, supervisory, accounting and billing services relating to all of the non-legal aspects of our mineral (metals) exploration and development business that we are in the process of restructuring (i.e., gold, silver, platinum) for a fixed monthly fee of $10,000. These agreements have been rescinded as of October 21, 2013. See, Item 5, Other Information.

Also on June 15, 2013, we entered into an Employment Agreement with Gordon F. Lee, individually, effective June 1, 2013. Under this agreement, Mr. Lee will earn a salary of $1 per year, and, as an incentive bonus, has the opportunity to earn up to 100,000,000 shares of the Company’s common stock and 100,000,000 common stock purchase options at an exercise price of $.01 per share, expiring June 1, 2018 (“Incentive Options”).  Mr. Lee will receive 20,000,000 shares of the Company’s common stock and 20,000,000 Incentive Options upon closing the acquisition of each of four identified properties and an additional 5,000,000 shares of the Company’s common stock and 5,000,000 Incentive Options upon completion of each technical report for the four property acquisitions, if they are closed. That agreement has been rescinded as of October 21, 2013. See, Item 5, Other Information.

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

The following table sets forth selected financial information for the periods indicated.

	For the Three Months Ended November 30, 2013	For the Three Months Ended November 30, 2012	For the period October 1, 2010 (Entry into Exploration Stage) to November 30, 2013
Operating Expenses
Exploration expense	10,000	37,650	367,683
Mineral property impairment	-	50,000	50,000
General & administrative expenses	572,920	204,046	4,175,917
Other Income (Expenses)
Interest income	-	30,704	107,445
Amortization of debt discount	(113,500)	(121,724)	(1,071,613)
Interest and financial fees	(338,522)	(227,809)	(2,866,221)
Change in derivative liabilities	98,046	1,067,307	1,145,887
Gain on extinguishment of debt	-	-	207,927
Note receivable impairment	-	-	(545,849)
Loss on settlement	(128,918)	-	(240,654)
Net income (loss) from continuing operations	(1,065,814)	456,782	(7,856,678)

We generated no revenues for the three month period ended November 30, 2013 or 2012. Net income (loss) from continuing operations increased to ($1,065,814) for the three month period ended November 30, 2013 compared to income of $456,782 recorded for the three month period ended November 30, 2012. This change was primarily attributable to the change in derivative liabilities recorded in the current quarter compared to the previous quarter of 2012 and other items as noted in the discussion below:

General and Administrative expenses increased approximately 180.8%, or $368,874, for the three month period ended November 30, 2013 as compared to the comparable prior year period.  The components of General and Administrative expenses are:

o

Consulting expenses were $286,803 for the three month period ended November 30, 2013, as compared to $49,792 in the comparable prior year period.  This increase was primarily attributable to the engagement of consultants in the three month period ended November 30, 2013 to manage the Company’s activities and project development compared to the comparable prior period.

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

Other income and expenses for the three month period ended November 30, 2013 totaled a loss of $482,894 compared to a gain of $748,478 in the three month period ended November 30, 2012, composed of: $113,500 (2012 - $121,724) from the amortization of the discount recorded on notes payable; $338,522 (2012 - $227,809) of interest and financing fees. In addition, other income and expenses included changes in the fair value of derivative liabilities in the three month period ended November 30, 2013 of a gain of $98,046 compared to a gain of $1,067,307 in the three month period ended November 30, 2012.  Management expects the amount of other expenses related to the amortization of debt discounts to be fully amortized in the fiscal year ended 2015. Derivative liabilities fair values are tested at the end of each reporting period and changes in fair value are recorded in the statement of operations as other incomes or expenses.

Nine month period ended November 30, 2013 Compared to nine month period ended November 30, 2012.

	For the Nine months Ended November 30, 2013	For the Nine months Ended November 30, 2012	For the period October 1, 2010 (Entry into Exploration Stage) to November 30, 2013
Operating Expenses
Exploration expense	61,638	40,000	367,683
Mineral property impairment	-	50,000	50,000
General & administrative	916,595	617,599	4,175,917
Other Income (Expenses)
Interest income	-	30,704	107,445
Amortization of debt discount	(358,392)	(578,669)	(1,071,613)
Interest and financial fees	(657,474)	(1,543,852)	(2,866,221)
Change in derivative liabilities	541,927	1,294,111	1,145,887
Gain on extinguishment of debt	-	389,325	207,927
Note receivable impairment	-	-	(545,849)
Loss on settlement	(128,918)	(111,736)	(240,654)
Net income (loss) from continuing operations	(1,581,090)	(1,227,716)	(7,856,678)

We generated no revenues for the nine month period ended November 30, 2013 or 2012. Net loss from continuing operations increased to $1,581,090 for the nine month period ended November 30, 2013 compared to $1,227,716 for the nine month period ended November 30, 2012. This increase was primarily attributable to the change in derivative liabilities recorded in the current nine month period compared to the previous nine month period of 2012 and other items as noted in the discussion below:

General and Administrative expenses increased approximately 42.2%, or $298,996, for the nine month period ended November 30, 2013 as compared to the comparable prior year period.  The components of General and Administrative expenses are:

Consulting expenses were $499,253 for the nine month period ended November 30, 2013, as compared to $119,929 in the comparable prior year period.  This increase was primarily attributable to the engagement consultants in the three month period ended November 30, 2013 to manage the Company’s activities and project development compared to the comparable prior period.

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

Other income and expenses for the nine month period ended November 30, 2013 totaled ($602,857) compared to ($520,117) in the nine month period ended November 30, 2012, composed of: $358,392 (2012 - $578,669) from the amortization of the discount recorded on notes payable; $657,474 (2012 - $1,543,852) of interest and financing fees. In addition, other income and expenses included an expense from changes in the fair value of derivative liabilities in the nine month period ended November 30, 2013 of a gain of $541,927 (2012 – gain of $1,294,111).   Management expects the amount of other expenses related to the amortization of debt discounts to be fully amortized in the fiscal year ended 2015. Derivative liabilities fair values are tested at the end of each reporting period and changes in fair value are recorded in the statement of operations as other incomes or expenses.

Income or Loss from Discontinued Operations

We incurred a loss from discontinued operations of $nil for the three month period ended November 30, 2013 and $nil for the nine month period ended November 30, 2013 compared to loss from discontinued operations of $132,603 for the three month period ended November 30, 2012 and a loss of $4,165,940 for the nine month period ended November 30, 2012.

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

As of November 30, 2013, our cash balance was $5,025. Accounts payable and accrued liabilities as well as short term payments under contracts as of November 30, 2013 totaled $1,503,559. Our working capital excluding derivative liabilities at November 30, 2013 was a deficit of $1,498,534

During the nine month period ended November 30, 2013, our sole means of meeting our cash flow requirements was through the receipt of funds from reorganization of our Note Receivable into a 1% Smelter interest and the receipt of $193,602; net proceeds of $100,000 from the sale of stock (2012 - $nil); and $130,000 from the sale of debt instruments (2012 - $561,500).

Cash Flows Used in Operating Activities

We have not yet generated positive cash flows from operating activities. For the nine month period ended November 30, 2013, net cash flows used in operating activities was $419,814, consisting of a net loss of $1,581,090, adjusted by amortization of debt discount of $358,392, non-cash interest and financial fees of $657,474, a decrease in derivative liabilities of $541,927, loss on settlement of $118,918, a gain in non-cash common stock issued for services of $402,272, an increase in accounts payable and accrued expenses of $90,691 and a increase in related accounts payable and accrued expenses of $75,455.

For the nine month period ended November 30, 2012, net cash flows used in operating activities was $443,772, consisting of a net loss of $5,393,656, adjusted by a gain in amortization of debt discount of $630,303, a gain in non-cash interest and financial fees of $1,513,248, a decrease in change in derivative liabilities of $1,294,111, a loss on settlement of $111,736, a mineral property impairment of $50,000, a gain in common stock issued for services of $47,059, a decrease in prepaid expenses of $777,685, an increase in accounts payable and accrued expenses of $324,680, a decrease in related accounts payable and accrued expenses of $129,643 and an increase in discontinued operations of $2,933,929.

Cash Flows from Investing Activities

For the nine month period ended November 30, 2013 cash flows used in investing was $nil. For the nine month period ended November 30, 2012 cash flows used in investing activities was $200,000, consisting of an advance of $200,000 to the Company’s former subsidiary and an increase in discontinued operations of $200,000.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances or the issuance of equity and debt instruments. For the nine month period ended November 30, 2013, net cash flows provided from financing activities was $423,602 compared to $561,500 for the nine month period ended November 30, 2012.

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

At November 30, 2013, we had $5,025 in cash, and accounts payable and accrued liabilities as well as short term payments under contracts as of November 30, 2013 totaled $2,280,260. Our working capital deficit excluding derivative liability as of November 30, 2013 was $1,498,534.  During the twelve month period following the date of this report, we anticipate that we will not generate any revenue unless we complete one or more acquisitions. Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations for and beyond the next twelve months.  However, our ability to raise additional financing on terms that are acceptable to us, or at all, remains uncertain.  We have no lines of credit or other bank financing arrangements.

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

38

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

On June 1, 2013, we entered into a consulting agreement with Victoria J. Blackburn to provide “Consulting, Research, Review and Assessment of Technical Reports of Mining Properties, and of the Mining Property, along with comparables of said properties.”, for a three month period, renewing thereafter for additional three month terms.  Compensation for the services is set at $20,000 per month in stock or in cash for a period of three months. A total of 16,000,000 shares have been issued to Victoria Blackburn as compensation for the first three months ending November 30, 2013.  Victoria J. Blackburn is Secretary of CH and is also the executive assistant to our CEO, Gordon F. Lee.

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

As of November 30, 2013, we carried out an evaluation, under the supervision and with the participation of Gordon F. Lee (our former principal executive officer and also our former principal financial officer) of the effectiveness of our disclosure controls and procedures. Based on the foregoing, Mr. Lee concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting as at our year ended February 28, 2013, as disclosed in our Annual Report on Form 10-K for our fiscal year ended February 28, 2013, which may be considered to be material weaknesses and which had not been resolved as of November 30, 2013.

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

Item 4.

Mine Safety Disclosures

Not applicable.

Item 5.

Other Information

Management Changes:

On October 21, 2013, we entered into a Mutual Release and Settlement Agreement with our CEO, Gordon F. Lee, pursuant to which Mr. Lee agreed to resign all positions with the Company after appointing Mr. Michael Gelmon as a second director of the Company (effective on the filing of this Report, to terminate and rescind all employment agreements, consulting agreements, options and warrants held by Mr. Lee or entered into between Mr. Lee and the Company, to cancel and rescind the issuance of all stock issued to Mr. Lee by the Company after May 31, 2013, as well as to cancel and to rescind as of September 30, 2013, the consulting agreement between the Company and Victoria Blackburn.  The rescission actions also include the consulting agreements entered into between the Company and Mr. Lee’s companies, Carbon Energy Handling, Inc. and Gordon F. Lee Group, LLC. In exchange for the resignations and termination of the several agreements and the cancellation of all shares issued to Mr. Lee after May 31, 2013, the Company agreed to issue to Mr. Lee 100,000,000 shares of common stock with an agreed value of $200,000, the closing market price of the stock.  The amounts previously contributed by Mr. Lee for the purchase of units consisting of common stock and warrants, net of amounts paid in cash to Mr. Lee as compensation for employment and consulting services for himself and his related entities, will be allocated as part of the cost of the new shares to be issued, and the balance of the $200,000 has been treated as compensation to Mr. Lee for his services.  Mr. Lee also resigned as an officer, employee and director of the Comp[any after appointing Michael Gelmon as Interim Director on October 22, 2013, as previously reported

At a meeting of the Board of Directors held on February 4, 2014, Mr. Gelmon resigned as a director and officer, effective immediately, after first appointing Michael Choo as a director. In connection with Mr. Gelmon’s resignation:

(i)

The date of Mr. Gelmon’s resignation was February 4, 2014;

(ii)

At the time of his resignation, Mr. Gelmon was not a member of any committee of the Board of Directors as we have not yet appointed any committees of the Board.

(iii)

Mr. Gelmon expressed as the reason for his resignation that he did not wish to further subject us to regulation in the Province of Alberta, Canada solely by virtue of his residency in Calgary..  Mr. Gelmon did not express any disagreement with Registrant on any matter relating to Registrant’s operations, policies or practices as part of his resignation.

   (a)(2)

Mr. Gelmon did not submit a written letter of resignation.

(a)(3)

A copy of this Quarterly Report has been furnished to Mr. Gelmon prior to the filing of the Report with the SEC, and Mr. Gelmon has been advised that he has the opportunity to provide us, as promptly as possible, with a letter addressed to the Company stating whether he agrees with the statements made by us in this Quarterly Report, and, if not, stating the respects in which he does not agree.  Mr. Gelmon has advised us he has no differences with the Company over these disclosures and will not be providing such a letter. In the event Mr. Gelmon furnishes us with such a letter, we will file the letter as an exhibit to an amendment to this Quarterly Report within two business days of receipt of the letter.

(b)(1)

On February 4, 2014, Michael Choo, of Los Angeles, California, was appointed as an additional director of Registrant by the Board of Directors to fill an existing vacancy, effective immediately. On February 4, 2014, Mr. Choo was elected by the Board of Directors to serve as Chairman, President, Secretary and Chief Executive and Financial Officer.

MICHAEL O. CHOO, 47, an experienced senior executive, is the former President & Chief Executive Officer of Bellflower Medical Center, Los Angeles, CA. Previously served as Principal, Managing Partner & President & Chief Executive Officer of Integra Healthcare, Inc., Principal, Managing Partner, & Chairman of The Board of Directors of Doctors’ Hospital of Shreveport, and Principal, Managing Partner & Senior Vice President of Operations for Ethicus Healthcare Management, LLC. Mr. Choo was also previously the Senior Vice President of Promise Healthcare, Inc. and Chief Executive Officer of Promise Specialty Hospital of Shreveport, a 146 bed JCAHO long-term acute care, acute rehabilitation, gerontologic and adult psych turnaround hospital located in Shreveport, Louisiana. As second in command of the Company, he had corporate oversight of the Company’s 14 other facilities from the standpoint of corporate recruitment, new business development, and operational turnaround. Before his departure from Promise Healthcare, Inc., he brought together over 120+ collective years of corporate operational experience, leadership, structure, “team concept” and organization to the Promise Healthcare Executive team. Mr. Choo has over 29 years of experience in healthcare with expertise in Operational Executive Management, Hospital Turnarounds, Hospital Acquisitions, and Ground Floor Start-ups. He has vast experience in the clinical setting as well as the operational and organizational development & structure of hospitals and healthcare organizations to comply with state & federal regulatory agency guidelines. Mr. Choo is finishing his Masters degree in Business Administration from California Coast University, and served in executive positions with various hospitals and companies managing hospitals. He held a previous position as the Chief Executive Officer of HealthSouth in Reno a 63 Acute Rehabilitation Freestanding Hospital in Reno, NV acting as Team Leader for the HealthSouth Surgical center, and HealthSouth Sports Clinic in Carson City, NV. He also has been the Vice President of NPSI with responsibility for 4 major hospitals in the Los Angeles and San Diego area, and Regional Chief Operations Officer of ARMS with responsibilities for 5 hospital turnarounds and 2 ground floor start-ups.

Alberta, Canada Securities Commission Cease Trade Order.

In late January, 2014, we were notified by letter from the Alberta Securities Commission in Calgary, Alberta, Canada, that we are considered by them to be an “Alberta reporting company” by virtue of an Alberta ordinance making any US company with its shares trading in the US over-the-counter markets, automatically an Alberta reporting company if any officer, director or consultant with executive or fund-raising responsibilities is a resident of Alberta.  Since Michael Gelmon, our now former CEO, is a Calgary resident, the Alberta Securities Commission deemed the Company to be a reporting issuer, required retroactively to file periodic reports in Alberta and to submit to the regulatory control of the Alberta Securities Commission, and accordingly issued a trading “cease and desist” order. Mr. Gelmon was only affiliated with the Company from October 22, 2013 to February 4, 2014. We are investigating the effect of this order on the Company with Canadian legal counsel, but do not expect the order to have any effect on trading activity in the United States.

We do not do business in Canada, have no assets or office locations in Canada, have no officers, directors, consultants or employees in Canada, and have never offered or sold any securities in Canada.  We are not aware of any Canadian shareholders of record, although there may be some shareholders who purchased shares of our common stock on the open market and now hold the shares in street name with a broker.

Item 6.

Exhibits

Exhibit No.	Description
Agreements
10	Mutual Release and Settlement Agreement with Gordon F. Lee dated October 21, 2013 (filed as an exhibit to the Form 10-Q filed with the SEC on January 21, 2014.

Certifications
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
Data Files
101.INS	XBRL Instance File*
101.SCH	XBRL Schema File*
101.CAL	XBRL Calculation File*
101.DEF	XBRL Definition File*
101.LAB	XBRL Label File*
101.PRE	XBRL Presentation File*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOCUS GOLD CORPORATION

Dated March 20, 2014

By: ____/s/ Michael Choo

_____

       Michael Choo

Chairman, Chief Executive Officer, and sole Director