Form 10-K
period 2014-02-28
FOCUS GOLD Corp
filed 2014-07-15
CIK 1360564

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

  (Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No.: 00-52720

FOCUS GOLD CORPORATION

 (Name of small business issuer in our Charter)

Nevada	26-4205169
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

1365 N Courtenay Parkway, Suite A, Merritt Island, FL 32953

 (Address of principal executive offices)

Issuer’s telephone number: (321) 452-9091

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on our corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the registrant’s most recently completed second fiscal quarter, August 31, 2013 was $271,071 (based on the last reported trade as of that date of $0.0075). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date:

As of July 15, 2014, there were 1,469,665,612 common shares outstanding.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐ Yes ☐ No

The issuer had minimal revenues for the fiscal year ended February 28, 2014.

TABLE OF CONTENTS

FORWARD LOOKING STATEMENTS

When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends which may affect our future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements because of various factors.

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

Corporate History

Focus Gold has been an exploration stage issuer focused on the acquisition and development of mining properties. since October 2010 when it acquired an option on 16 mining claims in the Canadian Province of Ontario from Victoria Gold Corporation. On December 31, 2010, we acquired an option on the Huicicila gold project in Nayarit, Mexico through our subsidiary, Focus Gold Mexico Limited (“Focus Mexico”), which acquired 100% of the capital stock of Fairfields Gold S.A. de C.V. (“Fairfields”). In February 2011, Focus Mexico through Fairfields expanded our holdings of mining claims by acquiring five additional gold and silver mining claims adjacent to the Huicicila gold project in Nayarit, Mexico. In fiscal 2012, we acquired Metallum Resources, PLC through a subsidiary, Focus Celtic Gold Corporation (“Focus Celtic”). During the year ended February 28, 2013, we sold the interest in Focus Celtic for $2,500,000 to European Resource Capital Inc. and Focus Mexico sold our interest in Fairfields for $60,000 to three individuals.

During the year ended February, 2014, we began negotiating the acquisition of an interest in a copper mining project in Mexico and also expanded our operating and business plan by acquiring a controlling interest in two subsidiaries, Focus Gold Commercial Resolution, Inc. and Focus Gold Financial Corp., which are engaged in the accounts receivable management and collection business.

Focus Gold was formed as a Nevada corporation on December 23, 2005 under the name Real Estate Referral Center, Inc. On December 27, 2005, we sold 2,500,000 shares of our Common Stock at $0.001 per share to our officers for proceeds of $5,000. On June 21, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective. We sold 982,000 shares of Common Stock to 55 individuals under the SB-2 Registration Statement. On May 22, 2009, we changed our name to Gold Bag, Inc. and completed a 10:1 forward split of our common stock, paid as a dividend to our shareholders of record at the time. On June 6, 2011, we changed our name to Focus Gold Corporation and our common stock began trading under the symbol “FGLD”. From June 1, 2009 through June 3, 2011, our common stock traded under the symbol “GBGI.”  We consolidated our common stock by completing a 1:20 reverse split on January 14, 2013.

Our principal executive and head office in the United States is now located at 1365 N. Courtenay Parkway, Suite A, Merritt Island, FL 32953, in space provided by an independent financial and management consultant. Our registered agent is The Corporation Trust Company of Nevada with its office located at 311 S. Division Street, Carson City, NV 89703.

Narrative Description of Business

We have developed a private equity strategy to acquiring mining properties following several key investment criteria:

i)	Primarily gold, silver, coal, oil and gas;

ii)	Assets must be in safe governmental jurisdictions primarily in the Americas. We will seek geographic diversification across our portfolio;

iii)	Looking to invest $500,000 to $5 million in projects with significant exploration upside where returns are at their highest;

iv)

Will look for assets ranging from grass roots exploration to near production. We will look to have a balanced portfolio of properties across this spectrum so as to maximize returns while also mitigating risk;

v)	Investments may be structured as 100% control, minority/majority equity positions or debt depending on the transaction type and potential return;

vi)	Where possible, we will acquire properties with existing capable management teams and then provide senior level experienced management oversight;

vii)	Once a property has matured to a sizable level, we will seek to divest of the property either through a strategic sale or through a spin-off into a stand-alone public company.

We are applying these standards to the copper mining project in Mexico and will continue to seek other mining property opportunities.

In addition, we are now actively engaged through our controlled subsidiaries, in the acquisition and management of both retail and commercial collection activities and have opened offices in Florida and New York in our subsidiaries.

Employees

At the close of our fiscal year, February 28, 2014, we had no full-time employees.  Our controlled subsidiaries had 7 full-time employees.

Competition

We compete with major mining companies and other natural mineral resource companies in the acquisition, exploration, financing and development of new prospects. Many of these companies are larger and better capitalized than we are. There is significant competition for the limited number of acquisition and exploration opportunities. Our competitive position depends upon our ability to successfully and economically explore, acquire and develop new and existing mineral prospects. Factors that allow producers to remain competitive in the market over the long term include the quality and size of their ore bodies, costs of operation, and the acquisition and retention of qualified employees. We also compete with other mining companies for skilled mining engineers, mine and processing plant operators and mechanics, geologists, geophysicists and other technical personnel. This could result in higher turnover and greater labor costs. In the receivables management markets, we compete with many other, more highly capitalized companies and compete for the acquisition of receivables collection accounts.

Available information

Information about us can be reviewed at the Securities and Exchange Commission web site, www.sec.gov.

ITEM 1A.	RISK FACTORS

We are smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act we are not required to provide the information required under this item, although there are no unresolved staff comments.

ITEM 2.	PROPERTIES

 Our principal executive and head office in the United States is now located at 1365 N. Courtenay Parkway, Suite A, Merritt Island, FL 32953. Our registered office is located at 311 S. Division Street, Carson City, NV 89703. Since October 2013, an outside consulting firm has provided office space to Focus Gold without cost.

ITEM 3.	LEGAL PROCEEDINGS

There are no material legal proceedings pending or threatened against Focus Gold or any of our subsidiaries.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 4.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is currently traded under the symbol “FGLD” on OTC Pink, the third tier of the OTC market. OTC Pink is the speculative trading marketplace that has no financial standards or reporting requirements.

The market for our Common Stock is limited, volatile and sporadic and could be subject to wide fluctuations in response to quarter to quarter variations in results, news announcements, trading volume, sales of Common Stock by we, sales of Common Stock by officers, directors and principal shareholders of we, general market trends, changes in the supply and demand for our shares, and other factors. The following table sets forth the high and low sales prices relating to our Common Stock for fiscal years 2014 and 2013. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not reflect actual transactions. We consolidated our common stock 20:1 on January 14, 2013 and the table below reflects prices as adjusted by the consolidation (i.e., reverse stock split).

	High	Low
2014 Fiscal Year:
Fourth Quarter (ended 02/28/14)	$0.0025	$0.002
Third Quarter (ended 11/30/13)	$0.0089	$0.003
Second Quarter (ended 08/31/13)	$0.015	$0.057
First Quarter (ended 05/31/13)	$0.08	$0.057

2013 Fiscal Year:
Fourth Quarter (ended 02/28/13)	$0.19	$0.03
Third Quarter (ended 11/30/12)	$0.74	$0.10
Second Quarter (ended 08/31/12)	$1.06	$0.16
First Quarter (ended 05/31/2012	$5.40	$0.99

Holders

There were 116 registered holders or persons otherwise entitled to hold our shares of Common Stock as of February 28, 2014 pursuant to a shareholders’ list provided by our transfer agent as of that date and our records relating to issuable shares. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of shares of Common Stock held in street name.

Securities Authorized for Issuance under Equity Compensation Plans

On February 7, 2011, the Board of Directors adopted the 2011 STOCK & STOCK OPTION COMPENSATION PLAN (the “Plan”) for employees, directors and other persons associated with us. The Plan is intended to advance our best interests by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of we, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the Plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability of we depends. The Board reserved 500,000 shares of common stock for issuance under the Plan. As of the fiscal year end, February 28, 2013, the Board had granted options to purchase 320,000 shares of common stock at $10.00 per share to 7 persons. No options were granted during the fiscal year ended February 28, 2014.

On October 16, 2012, the Board of Directors adopted the 2012 STOCK & STOCK OPTION COMPENSATION PLAN (the “Plan”) for employees, directors and other persons associated with us. The Plan is intended to advance our best interests by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of we, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the Plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability of we depends. The Board reserved 2,500,000 shares of common stock for issuance under the Plan. As of the fiscal year end, February 28, 2013, the Board had granted 500,000 shares of common stock at $.16 per share ($80,000) to 1 person for consulting services. During the fiscal year ended February 28, 2013, that option was cancelled.

DESCRIPTION OF SECURITIES

Common Stock

We are authorized to issue 2,000,000,000 shares of common stock, par value $0.00001 per share (“Common Stock”). Holders of Common Stock are entitled to one vote per share and to receive dividends or other distributions when and if declared by the Board of Directors.

Our Common Stock does not have pre-emptive rights, meaning that our common shareholders’ ownership interest would be diluted if additional shares of our Common Stock are subsequently issued, and the existing shareholders are not granted the right, in the discretion of the Directors, to maintain their percentage ownership interest in us. This lack of protection from dilution to minority shareholders could allow our Directors to issue additional shares of our Common Stock to persons friendly with our existing management, thus preventing any change in control of us.

Upon any liquidation, dissolution or winding-up of we, our assets, after the payment of debts and liabilities and any liquidation preferences of, and unpaid dividends on, any class of Preferred Stock then outstanding, will be distributed pro-rata to the holders of the Common Stock. The holders of the Common Stock have no right to require us to redeem or purchase their shares.

The holders of Common Stock are entitled to share equally in dividends, if and when declared by our Directors, out of funds legally available therefore, subject to the priorities given to any class of Preferred Stock which may be issued.

Effective the January 14, 2013, we reduced our authorized common stock and our issued and outstanding common stock on a 20:1 reverse split, reducing the authorized number of shares of common stock from 1,000,000,000 to 50,000,000.

On October 28, 2013, the Articles of Incorporation were amended to increase the number of shares authorized to 2,000,000,000 common shares, par value $0.00001, and 10,000,000 preferred shares, par value $0.00001. All per share amounts in this report and the accompanying consolidated financial statements and Notes thereto have been adjusted to reflect change in par value.

Holders of shares of our Common Stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of our directors.

Preferred Stock

We are authorized to issue 100,000,000 shares of Preferred stock, $0.00001 par value

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

As a result of the Settlement Agreement with Gordon F. Lee, the former CEO, all the Series A shares have been revoked and cancelled, and are no longer issued and outstanding.

Series B Non-Voting 6% Convertible Preferred Stock:

The Series B Non-Voting Convertible Preferred Stock consisted of Seven Million (7,000,000) authorized shares of $0.00001 par value and a stated value of $100 per share. There were 1,850 shares of Series B Preferred Stock issued and outstanding at November 30, 2013.

As a result of the Settlement Agreement with Gordon F. Lee, the former CEO, all the Series B shares, and the common shares into which they were converted, have been revoked and cancelled, and are no longer issued and outstanding.

Series C Voting 6% Convertible Preferred Stock:

In October, 2013, Novation Holdings, Inc., (OTCIQ NOHO) subscribed for 1,000,000 shares of Series C Voting Convertible Preferred stock for total consideration of $65,000, to be paid in installments and the shares will be issued as soon as the installments are paid.  As of February 28, 0214, the full installment amount due had not yet been paid. The Series C Preferred will carry voting power equal to sixty percent of the total voting power of all classes of stock entitled to vote on any matter, and is convertible after six months at the election of the holder into sixty percent of the total common shares then issued and outstanding after the conversion.  The Statement of Preferences for the Class C Convertible Preferred Stock will be filed with the Secretary of State of Nevada.

As a result of the settlement with Gordon F. Lee, the Class C Preferred Stock issued to NOHO will be the only class of preferred stock issued and outstanding.

Dividend Policy

To date, we have not paid any dividends. The payment of dividends, if any, on our Common Stock in the future is within the sole discretion of our Directors and will depend upon our earnings, capital requirements, financial condition, and other relevant factors. At present, we does not intend to declare any dividends on the Common Stock in the foreseeable future, but instead intends to retain all earnings, if any, for use in our business operations.

Transfer Agent

We used Securities Transfer Corporation located at 2591 Dallas Parkway, Suite 102, Frisco, TX 75034 as our transfer agent during the fiscal year ended February 28, 2014.  Effective May 2, 2014, we changed our transfer agent to Olde Monmouth Stock Transfer Co., Inc., 200 Memorial Parkway, Atlantic Heights, NJ 07716.

RECENT SALES OF UNREGISTERED SECURITIES.

During the year ended February 28, 2014, we issued 20,000,000 shares of common stock for $96,000 to reduce accounts payable, 20,000,000 shares of common stock for $100,000 in a private placement, 518,814,514 shares of our common stock for the exercise of conversions under our convertible securities in the amount of $352,508, 100,000,000 shares of common stock for settlement of $596,466 of consulting fees, 4,000,000 shares of common stock for $46,000 in marketing fees, and 497,500 of our common shares for $53,484 of accrued fees on promissory notes.

ITEM 5.	SELECTED FINANCIAL DATA

As a smaller reporting company, no disclosure of this information is required.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Focus Gold is an exploration stage issuer focused on the acquisition and development of mining properties.

The Mexico Rights. - On December 31, 2010, Focus Gold acquired an option on the Huicicila gold project in Nayarit, Mexico. Subsequently, Focus Gold expanded our holdings of mining claims by acquiring five additional gold and silver mining claims adjacent to the Huicicila gold project in Nayarit, Mexico. Focus Gold’s wholly owned subsidiary, Focus Gold Mexico Limited, owns Fairfields Gold S.A. de C.V. which has an option agreement on the Huicicila gold project in Nayarit, Mexico from Ramon Farias. On February 8, 2013, our wholly owned subsidiary Focus Gold Mexico Limited entered into a share purchase agreement with three individuals, Santiago Leon Avaleyra, Eduardo Zayas Dueñas and Carmen Leticia Calderon Leon, as purchasers, to sell of 50 shares of common stock in Fairfields Gold, S.A. de C.V. for $1,900,000 or purchasers can return the original consideration from the December 31, 2010 transaction (512,500 shares of our common stock) on the closing date of February 20, 2013. On closing, we received as consideration 512,501 shares of our common stock with an aggregate fair value as at February 8, 2013 of $66,625. The 512,501 shares of common stock received has been recorded as treasury stock on the consolidated balance sheet pending cancellation.

The Celtic Rights . - On October 25, 2011, Focus Gold completed the acquisition of a 98.65% interest in Metallum Resources PLC (“Metallum”). The acquisition gave Focus Gold indirect ownership through Focus Celtic Gold Corporation (“Celtic”) of thirty one exploration licenses in Northern Ireland, Scotland and Ireland covering in excess of 388,000 hectares. On October 5, 2012, Focus Gold entered an agreement with European Resource Capital Inc. (“ERC”) for the sale of 24,420,000 shares of common stock of Focus Celtic Gold Corporation (“Celtic”) (the owner of Metallum) 64,987,982 Metallum options providing the acquirer with the option to acquire an additional 64,987,982 common shares of Metallum for £0.10 per share through December 31, 2012 and amounts receivable from Celtic of $217,031 for $2,553,778 (based upon the CAD to USD exchange rate). ERC issued Focus Gold an eight percent (8%) Two Million Five Hundred Thousand Dollar Promissory Note payable in Canadian Dollars that is secured by the 24,420,000 shares of Celtic common stock.

The results from the operations of the Mexico and Celtic Rights have been included in discontinued operations in our consolidated statement of operations for the years ended February 28, 2013 and February 29, 2012.

Focus Gold continues to identify, review, and assess additional mining properties for purchase and has arrived at a general understanding for the acquisition of an interest in a copper mining property in Mexico. A definitive agreement is expected to be signed by June 30, 2014.

In December, 2013, the Company acquired a 55 percent controlling interest in two subsidiaries, Focus Gold Financial Corp., and Focus Gold Commercial Resolution, Inc. and commenced the operation of new accounts receivable management services with offices located in Cheektowaga, New York.  The acquisition was done as a capital contribution of the 55 percent interest, with no additional cost to the Company, other than an undertaking to assist in future capital formation for the subsidiaries’ operations.  The subsidiaries had previously acquired the collection and accounts receivable management business developed by the minority shareholders for the assumption of pre-existing debt in the amount of $145,000 and the issuance of new debt in the amount of $365,000 to the minority shareholders for their prior development work.  Since the business acquired had not yet commenced, no valuation was completed, and was in the development stage, the total acquisition cost was recorded as good will and then written off to impairment loss.

The two subsidiaries have commenced operations, leased office space, hired employees and begun to generate revenues.  It is expected that 20 to 25 total employees will be working in the two subsidiaries by June 30, 2014.  Initial operations of the two subsidiaries have been funded with the proceeds of the subscription receivable from Novation Holdings, Inc., which subscribed for 1,000,000 shares of Series A preferred stock of the Company in October, 2013 for a total amount of $65,000.  The remaining 45 percent interest in the two subsidiaries is held by Todd Wier (15%) who has been instrumental in starting up the two new business operations, Michael Gelmon (10%), JBurke Consulting (10%) and Indian River Financial Services, LLC (10%), all of whom provide consulting services to the Company through Novation Consulting Services, Inc.

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

Mineral Properties, Leases and Exploration and Development Costs

We account for mineral properties in accordance with ASC 930:  Extractive Activities-Mining .  Costs of acquiring mineral properties and leases are capitalized by project area upon purchase of the associated.  Mineral properties are periodically assessed for impairment of value and any diminution in value.  We account for mineral exploration and development costs in accordance with ASC 932:  Extractive Activities .  All exploration expenditures are expensed as incurred, previously capitalized costs are expensed in the period the property is abandoned.  Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on our of production basis over proven and probable reserves.

Any option payments received by we from third parties or tax creditor refunded to we are credited to the capitalized cost of the mineral property or to exploration costs as applicable. If payments received exceed the capitalized cost of the mineral property or the exploration costs incurred, the excess is recognized as income in the year received.

The amounts shown for mineral properties do not necessarily represent present or future values.  Their recoverability is dependent upon the discovery of economically recoverable reserves, the ability of us to obtain the necessary financing to complete the development, and future profitable production or proceeds from the disposition thereof.

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

Results of Operations – Comparison of Years Ending February 28, 2014 and 2013

We generated minimal revenues for the years ended February 28, 2014 and no revenues for the year ended February 28, 2013. Total expenses from continuing operations increased to $1,111,319 in the year ended February 28, 2014 compared to the amount of $870,813 recorded for the year ended February 28, 2013. This increase was primarily attributable to an increase in consulting fees and subsidiary payroll:

•

Exploration expense was $61,638 for the year ended February 28, 2014, compared to $80,000 expense in the prior year. The reduction of expenses related to exploration expenses is attributable to a reduction fun exploration in the current year.

•

Operating expenses increased approximately 28%, or $240,506, for the year ended February 28, 2014 as compared to the comparable prior year period. This increase was primarily attributable to the increase in consulting fees and payroll for the year ended February 28, 2014. The components of

•

Other income and expenses for the year ended February 28, 2014 totaled ($7,969,496) compared to ($2,138,313) in the year ended February 28, 2014, composed of $0 (2013 - $80,097) of interest income from our note receivable; $440,366 (2013 - $747,779) from the amortization of the discount recorded on notes payable; $777,655 (2013 - $1,733,594) of interest and financial fees. This decrease in interest and financing fees is attributable to the accounting for our additional financial instruments in the year ended February 28, 2014 and the accounting for interest and financial fee recording for derivative liabilities. In addition, other income and expenses included a gain on extinguishment of debt recorded of $126,442 (2013-$316,586); an impairment loss on mineral interest of $1,892,000, loss from changes in the fair value of derivative liabilities in the year ended February 28, 2014 was $4,336,569 (2013-income of $603,961); an impairment loss on the fair value of our note receivable of $545,849 in 2013 with no comparative for the current period, an impairment loss on goodwill of $535,000 in 2014 with no comparable in 2013, and loss on settlement of amounts payable in the year ended February 28, 2014 was $128,918 with $111,736 recorded in the prior period. Management expects the amount of other expenses related to the amortization of debt discounts to be amortized in the fiscal year ended 2015. Derivative liabilities fair values are tested at the end of each reporting period and changes in fair value are recorded in the consolidated statement of operations as other incomes or expenses.

Income or Loss from Discontinued Operations

We incurred a loss from discontinued operations of $0 for the year ended February 28, 2014 compared to a loss from discontinued operations of $9,250,950 for the year ended February 28, 2013.

Liquidity and Capital Resources

Although incorporated in 2005, Focus Gold began its current operations in October 2010, and has not as yet attained a level of operations which allows it to meet our current overhead. We do not contemplate attaining profitable operations until year end 2015, nor is there any assurance that such an operating level can ever be achieved.. While Focus Gold has funded our initial operations with private placements of equity and debt, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

As of February 28, 2014, our cash balance was $34,758. Our working capital as at February 28, 2014 was a deficit of $8,063,046.

During the years ended February 28, 2014 and February 28, 2013, our sole means of meeting our cash flow requirements was through the sale of our common stock and loans. In the year ended February 28, 2014 we generated net proceeds of $100,000 from the sale of stock and $100,000 from the issuance of debt instruments. The net proceeds from these stock offerings and issuances of debt securities were used to satisfy operations requirements and to conduct exploration activities on our former mineral properties.

Other Activities:

We is actively looking for acquisitions and joint venture opportunities which can build out our portfolio of mining properties.

Contractual Obligations

There are no contractual obligations other than those described in the notes to the audited consolidated financial statements.

Off-balance sheet arrangements

There are no off- balance sheet arrangements.

Disclosure of Commission Position on Indemnification for Securities Act Liabilities

Our Articles of Incorporation provide that we must indemnify and hold harmless our directors, officers, employees, and agents, as and to the extent permitted by the Nevada Revised Statutes. One of our officers or directors could take the position that this duty on our behalf to indemnify the director or officer may include the duty to indemnify the officer or director for the violation of securities laws.

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

Financial statements are included and may be found beginning at page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None during the fiscal year ended February 28, 2014.

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of February 28, 2014, the end of the period covered by this report, an evaluation was performed by our officer, Michael Choo, who serves as our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”). Such disclosure controls and procedures are designed to ensure that information required to be disclosed by us is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure.

Based on this evaluation, Mr. Choo has concluded that our disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and most functions are performed by an external consultant with no oversight by an internal professional with accounting expertise. Mr. Choo does not possess accounting expertise and our Company does not have an audit committee. This weakness is due to our lack of working capital to hire additional staff. To remedy this material weakness, we intend to engage an accountant or outside accounting firm to assist with financial reporting as soon as our finances will allow.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of we;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of we are being made only in accordance with authorizations of management and directors of we; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of our inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statements, we have assessed the effectiveness of internal control over financial reporting as of February 28, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation as discussed above, Mr. Lee determined that as of February 28, 2013, we has a material weakness in our internal control over financial reporting that relates to the lack of segregation of duties in financial reporting.

Inherent Limitations on Effectiveness of Controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of our inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We are a “smaller” company filer and are required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending on or after July 15, 2007. Although we are working to comply with these requirements, we have no financial personnel other than Mr. Choo, making compliance with Section 404 - especially with segregation of duty control requirements—very difficult and cost ineffective, if not impossible. While the SEC has indicated it expects to issue supplementary regulations easing the burden of Section 404 requirements for small entities like us, such regulations have not yet been issued.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended February 28, 2014 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

The following table identifies our current executive officers and directors, their respective offices and positions, and their respective dates of election or appointment:

Name		Dates of Appointment
Gordon F. Lee	Former Chief Executive Officer, Chief Financial Officer and Director	August 29, 2012
Richard O. Weed	Former Secretary and Director	August 29, 2012
Michael Choo	President, Secretary, Treasurer and sole director	February, 2014

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

Business Experience

Gordon F. Lee, age 64, former Board Member, Chief Executive Officer, and Chief Financial Officer. Mr. Lee has 30 years of direct experience in the securities and investment industries, as a private investment banker, securities adviser, corporate strategist, entrepreneur and significant investor, Lee has made his footprint over the landscape. The first eight years of his career were spent in the public sector of capital formation for oil and gas companies, focused on corporate securities matters, including advising small business clients, assisting companies with raising money, going public, closing various opportunities in structuring transactions such as mergers, acquisitions and joint ventures. After several years in the Canadian markets in the capacity of Chief Advisor, Corporate Finance, he became an investment banker and moved to the US. He is currently focused on public venture capital and investing in high growth companies in various industry sectors.

Mr. Lee holds the following academic credentials: BA, 1975, University of Ontario (Guelph); LLB, 1977, University of Toronto. Mr. Lee is a Director and the Chief Executive Officer of Gold Crest Mines, Inc.

During the past ten years, Mr. Lee has not been involved in any legal proceedings that are material to an evaluation of his ability or integrity under Item 401(f) of Regulation S-K.

Richard O. Weed, age 51, former Board Member and Secretary. Mr. Weed is a partner in Weed & Co. LLP, a Newport Beach, California law firm that provides advice on capital formation and business strategy, including litigation. Mr. received a B.B.A. degree from the University of Texas at Austin in 1984, a Juris Doctor degree from St. Mary's University School of Law in 1987 and an M.B.A degree from the University of Southern California in 1992.

During the past ten years, Mr. Weed has not been involved in any legal proceedings that are material to an evaluation of his ability or integrity under Item 401(f) of Regulation S-K.

Michael O. Choo, 48, an experienced senior executive, is the former President & Chief Executive Officer of Bellflower Medical Center, Los Angeles, CA. Previously served as Principal, Managing Partner & President & Chief Executive Officer of Integra Healthcare, Inc., Principal, Managing Partner, & Chairman of The Board of Directors of Doctors’ Hospital of Shreveport, and Principal, Managing Partner & Senior Vice President of Operations for Ethicus Healthcare Management, LLC. Mr. Choo was also previously the Senior Vice President of Promise Healthcare, Inc. and Chief Executive Officer of Promise Specialty Hospital of Shreveport, a 146 bed JCAHO long-term acute care, acute rehabilitation, gerontologic and adult psych turnaround hospital located in Shreveport, Louisiana. As second in command of the Company, he had corporate oversight of the Company’s 14 other facilities from the standpoint of corporate recruitment, new business development, and operational turnaround. Before his departure from Promise Healthcare, Inc., he brought together over 120+ collective years of corporate operational experience, leadership, structure, “team concept” and organization to the Promise Healthcare Executive team. Mr. Choo has over 29 years of experience in healthcare with expertise in Operational Executive Management, Hospital Turnarounds, Hospital Acquisitions, and Ground Floor Start-ups. He has vast experience in the clinical setting as well as the operational and organizational development & structure of hospitals and healthcare organizations to comply with state & federal regulatory agency guidelines. Mr. Choo is finishing his Masters degree in Business Administration from California Coast University, and served in executive positions with various hospitals and companies managing hospitals. He held a previous position as the Chief Executive Officer of HealthSouth in Reno a 63 Acute Rehabilitation Freestanding Hospital in Reno, NV acting as Team Leader for the HealthSouth Surgical center, and HealthSouth Sports Clinic in Carson City, NV. He also has been the Vice President of NPSI with responsibility for 4 major hospitals in the Los Angeles and San Diego area, and Regional Chief Operations Officer of ARMS with responsibilities for 5 hospital turnarounds and 2 ground floor start-ups.

During the past ten years, Mr. Choo has not been involved in any legal proceedings that are material to an evaluation of his ability or integrity under Item 401(f) of Regulation S-K.

Significant Employees

Other than the executive officer named herein, we do not have any employees.  At February 28, 2014, our subsidiaries had approximately 7 employees

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

Nomination Procedure for Directors

We do not have a standing nominating committee; recommendations for candidates to stand for election as directors are made by the board of directors. We has not adopted a policy that permour shareholders to recommend candidates for election as directors or a process for shareholders to send communications to the board of directors.

Audit Committee Financial Expert

We has no financial expert.  Management believes the cost related to retaining a financial expert at this time is prohibitive. Our Board of Directors has determined that it does not presently need an audit committee financial expert on the Board of Directors to carry out the duties of the Audit Committee. Our Board of Directors has determined that the cost of hiring a financial expert to act as a director of we and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefour of having a financial expert on the Audit Committee.

Identification of Audit Committee

We do not have a separately-designated standing audit committee. Rather, our entire board of directors performs the required functions of an audit committee.

We do not have a written audit committee charter or similar document.

Code of Ethics

We do not have a written Code of Ethics or similar document.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires directors and certain officers of we, as well as persons who own more than ten percent (10%) of a registered class of our equity securities (“Reporting Persons”), to file reports with the SEC. We believe that during fiscal year ended February 28, 2014; all Reporting Persons timely complied with all filing requirements applicable to them except for Gordon Lee, former Director and CEO

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The table below shows certain compensation information for services rendered in all capacities for the fiscal years ended February 28, 2014, 2013 and 2012. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

	Annual Compensation			Long Term Compensation
Name and Principal Position	Fiscal Year End	Salary ($)	Bonus ($)	All other and annual Compensation and LTIP Payouts ($)	Securities under Options/SARS Granted (#)	Restricted Shares or Restricted Share Unour (#)
Gordon F. Lee, Former CEO, CFO and Director	2014	$220,000	–	210,000	$-	–
	2013	$40,000	–	–	$10,000	–

Richard O. Weed	2014	$-	–	–	$10,000	–
Former Secretary and Director *	2013	$40,000	–	–	$10,000	–

Michael Choo	2014	$--

* Mr. Weed is a partner in the law firm of Weed & Co. LLP. Weed & Co. LLP billed the Company $52,500 and $139,500 for legal services during the fiscal year ended February 28, 2014 and 2013 respectively.

Employment Agreements with Management

We entered into an agreement with Weed & Co. LLP, a law firm with whom Mr. Weed is a partner. Under the terms of this agreement, we paid Weed & Co. LLP for certain specified legal services. Weed & Co. LLP billed us $52,500 for legal services during the fiscal year ended February 28, 2014 and $139,500 for legal services during the fiscal year ended February 28, 2013.  The agreement with Weed & Co. was terminated during the year ended February 224, 2014.

Outstanding Equity Awards

On February 7, 2011, the Board of Directors adopted the 2011 STOCK & STOCK OPTION COMPENSATION PLAN (the “Plan”) for employees, directors and other persons associated with we. The Plan is intended to advance the best interests of we by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of we, thereby encouraging them to maintain their relationships with we. Further, the availability and offering of stock options and common stock under the Plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability of we depends. The Board reserved 500,000 shares of common stock for issuance under the Plan. As of the fiscal year end, February 28, 2013, the Board had granted options to purchase 320,000 shares of common stock at $10.00 per share to 7 persons.

On October 16, 2012, the Board of Directors adopted the 2012 STOCK & STOCK OPTION COMPENSATION PLAN (the “Plan”) for employees, directors and other persons associated with we. The Plan is intended to advance the best interests of we by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of we, thereby encouraging them to maintain their relationships with we. Further, the availability and offering of stock options and common stock under the Plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability of we depends. The Board reserved 2,500,000 shares of common stock for issuance under the Plan. As of the fiscal year end, February 28, 2013, the Board had granted 500,000 shares of common stock at $.16 per share ($80,000) to 1 person for consulting services. That grant was rescinded and cancelled in October 2013 as part of the settlement with Gordon Lee, our former CEO.

Directors’ Compensation

We do not have a fixed policy concerning the compensation of persons serving as directors. However, board members were granted certain stock options in February 2011.

Grant R. White, a former director, received a five year option to purchase 200,000 common shares at $10.00 per share as part of his employment agreement.

Dorian L. (Dusty) Nicol, a former director, received a five year option to purchase 50,000 common shares at $10.00 per share as part of his employment agreement to join the Corporation as Director of Exploration.

Eduardo Zayas , a former director, received a five year option to purchase 17,500 common shares at $10.00 per share.

Larry Segerstrom, a former director, received a five year option to purchase 10,000 common shares at $10.00 per share.

Richard O. Weed, a former director, received a five year option to purchase 10,000 common shares at $10.00 per share.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following alphabetical table sets forth the ownership, as of February 24, 2014, of our capital stock by each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, Series A Preferred Stock, and Series B Non-Voting 6% Convertible Preferred Stock and for each of our directors and executive officers; and all of our directors and executive officers as a group. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose. This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth below, applicable percentages are based upon 672,046,891 shares of Common Stock outstanding as of February 28, 2014.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class
Michael Choo, President and CEO	Common	--	--
All directors and named executive officers as a group	Common	--	--
Gordon F. Lee (1)	Common	100,000,000	14.9%

(1) Gordon F. Lee, Former Chief Executive Officer, Chief Financial Officer and Director holds 100,000,000 shares of common stock as a result of a settlement agreement entered into in October 2013, treated as compensation for prior services and valued at $200,000.

(2) Richard O. Weed, Former Secretary and Director, owns 250,000 shares of common stock and holds an option to purchase 10,000 shares of common stock at $10.00 per share that expires February 24, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company entered into an agreement with Weed & Co. LLP, a law firm with whom Mr. Weed is a partner. Under the terms of that agreement, the Company paid Weed & Co. LLP for certain specified legal services. The Company paid Weed & Co. LLP $139,500 for legal services during the fiscal year ended February 28, 2013 and $52,500 during the year ended February 28, 2014.  The agreement is no longer in force.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

On October 7, 2010, our Board of Directors approved the engagement of Rosenberg Rich Baker Berman & Company (“RRBB”) to serve as our principal independent public accountant to audit our financial statements for the fiscal year ended February 28, 2013 and this engagement continued through the filing of the Form 10-Q for the period ended November 30, 2013.. RRRB also served as our principal independent public accountant to audit our financial statements for the fiscal year ended February 29, 2012.

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

			Years Ended February 28 and 29,
			2014	2013

Audit Fees	$35,794	$69,225
Audit-related fees			$–	$–
Tax fees			$–	$–
Registration Statement Fees			$–	$–
All other fees			$–	$–

Our Board of Directors established a policy whereby the outside auditors are required to seek pre-approval on an annual basis of all audit, audit-related, tax and other services by providing a prior description of the services to be performed. For the year ended February 28, 2014 100% of all audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by RRBB was compatible with the maintenance of that firm’s independence in the conduct of our auditing functions.

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

10.3	Assignment Agreement with Distressed Debt Investment Corp and European Resource Capital Inc. - incorporated by reference to the Form 8-K filed March 29, 2013 (SEC Accession Number 1019687-13-1050)
10.4	Private Placement Subscription Agreement - incorporated by reference to the Form 8-K filed April 5, 2013 (SEC Accession Number 1019687-13-1238)

21.1	List of Subsidiaries*
31.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a)*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sect 1350*

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
101.LAB	XBRL Label Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

July 15, 2014

/s/ Michael Choo
Michael Choo
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

July 15, 2014

/s/ Michael Choo
Michael Choo
Chief Executive Officer and Director

FOCUS GOLD CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets

ASSETS
	February 28, 2014	February 28, 2013
Current Assets
Cash	$ 34,758	$ 1,237
Receivables	978	-
Due from third party	10,700	-
Prepaid expenses	196	-
Total Current Assets	46,632	1,237
Other Assets
Long term note receivable	-	2,085,602
Total Other Assets	-	2,085,602
Total Assets	$ 46,632	$ 2,086,839
LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 998,744	$ 467,336
Accounts payable and accrued expenses - related	-	28,093
Convertible notes payable, net of discounts	635,155	832,737
Derivative liabilities	6,475,564	1,773,986
Due to third party	200	-
Payroll liabilities	16	-
Total Current Liabilities	8,109,679	3,102,152
Other Liabilities
Convertible notes payable, net of discounts-Long-term	3,597	-
Long-term notes payable	510,000	-
Total Other Liabilities	513,597	-
Stockholders' Deficit
Preferred stock, $0.00001 par value, authorized shares 100,000,000 shares
Series A, 3,000,000 authorized and nil outstanding as of outstanding as of February 28, 2014 and 3,000,000 authorized and outstanding at February 28, 2013	-	30
Series C, 1,000,000 authorized and outstanding as of February 28, 2014 and nil authorized and outstanding at February 28, 2013	10	-
Common stock, $0.0001 par value, authorized 1,000,000,000 shares, 672,046,891 shares issued and outstanding as of February 28, 2014 and 8,734,877 shares issued and outstanding as of February 28, 2013	67,205	87
Additional paid-in capital	19,651,040	18,409,825
Subscription receivable	(12,900)	-
Accumulated deficit prior to exploration stage	(414,284)	(414,284)
Accumulated deficit during exploration stage	(27,864,395)	(18,815,146)
Treasury stock	-	(195,825)
Total Focus Gold Corporation Stockholders' Deficit	(8,573,324)	(1,015,313)
Non-controlling interest in subsidiary	(3,320)	-
Total Stockholders' Deficit	(8,576,644)	(1,015,313)

Total Liabilities and Stockholders' Deficit	$ 46,632	$ 2,086,839

The accompanying notes are an integral part of these consolidated financial statements

FOCUS GOLD CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations
	For the Year Ended		For the period October 1, 2010 (Entry into Exploration Stage)to February 28, 2014
	February 28, 2014	February 28, 2013
Revenues	$ 37,047	$ -	$ 37,047
Cost of sales	-	-	-
Gross Profit	37,047	-	37,047

Operating Expenses
Exploration expense	61,638	80,000	387,658
Mineral property impairment	-	50,000	50,000
Consulting fees	562,453	132,977	562,453
Payroll expenses	232,435	127,090	232,435
General & administrative expenses	254,793	480,746	4,598,925

Total Operating Expenses	1,111,319	870,813	5,831,471
Other Income (Expenses)
Interest income	-	80,097	107,445
Amortization of debt discount	(440,366)	(747,779)	(1,205,220)
Interest and financial fees	(777,655)	(1,733,594)	(2,986,402)
Change in derivative liabilities	(4,336,569)	603,961	(3,732,608)
Gain on extinguishment of debt	126,442	316,586	334,369
Note receivable impairment	-	(545,849)	(545,849)
Impairment loss on mineral interest	(1,892,000)	-	(1,892,000)
Impairment loss on goodwill	(535,000)	-	(535,000)
Minority interest of subsidiaries	14,570	-	14,570
Loss on settlement	(128,918)	(111,736)	(240,654)
Total Other Income (Expenses)	(7,969,496)	(2,138,314)	(10,681,350)

Net Loss from Continuing Operations	$ (9,043,768)	$ (3,009,126)	$ (16,475,774)

Loss from operations of the discontinued entities		(1,976,468)	(4,109,307)
Loss on disposal of the discontinued entities	-	(7,399,930)	(7,399,930)
Loss from discontinued operations attributable to non-controlling interest	-	125,448	127,023
Loss from Discontinuing Operations attributable to Focus Gold	-	(9,250,950)	(11,382,214)
Net Loss	(9,043,768)	(12,260,076)	(27,857,988)
Preferred Share Dividends	5,551	-	6,407
Net Loss Attributable to Focus Gold Common Stockholders	$ (9,049,319)	$ (12,261,001)	$ (27,864,395)
Basic (Net Loss) Per Share, Continuing Operations	$ (0.04)	$ (0.48)
Basic (Net Loss) Per Share, Discontinued Operations	$ -	$ (1.47)
Weighted average number of shares outstanding, basic	201,755,122	6,291,079
Diluted (Net Loss) Per Share, Continuing Operations	$ (0.04)	$ (0.48)
Diluted (Net Loss) Per Share, Discontinued Operations	$ -	$ (1.47)
Weighted average number of shares outstanding, diluted	201,755,122	6,291,079

The accompanying notes are an integral part of these consolidated financial statements

FOCUS GOLD CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

	For the Year Ended		For the period October 1, 2010 (Entry into Exploration Stage) to February 28, 2014
	February 28, 2014	February 28, 2013
Operating Activities
Net Loss	$ (9,043,768)	$ (12,260,076)	$ (27,857,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	2,840	4,830
Amortization of debt discount	440,366	747,778	1,205,219
Non-cash interest and financial fees	777,655	1,593,508	2,836,314
Change in derivative liabilities	4,336,569	(603,961)	3,732,608
Gain on settlement of debt	(126,442)	(316,586)	(334,369)
Loss on settlement	128,918	111,736	240,654
Stock based compensation	-	30,000	1,842,200
Minority interest	(14,570)	-	(14,570)
Mineral property impairment	1,892,000	50,000	1,942,000
Goodwill impairment	535,000	-	535,000
Note receivable impairment	-	545,849	545,849
Interest income	-	(80,097)	(80,097)
Common stock issued for services	436,010	182,977	924,619
Change in operating assets and liabilities:
(Increase) in receivables	(978)	-	(978)
Decrease in taxes and other amounts receivable	-	12,214	114,614
Decrease/(Increase) in prepaid expenses	(197)	5,000	(6,283)
Increase in accounts payable and accrued expenses	248,236	334,938	856,765
Increase in accounts payable and accrued expenses - related	31,120	64,218	169,485
Discontinued operations	-	9,088,662	9,475,451
Net Cash Used in Operating Activities	(360,081)	(491,000)	(3,868,675)
Investing Activities
Pre-acquisition loans to former subsidiary	-	-	(1,065,347)
Post-acquisition loan to former subsidiary	-	(231,832)	(1,089,525)
Purchase of equipment	-	-	(4,826)
Redemption of preference stock	-	-	-
Discontinued operations	-	31,832	1,194,064
Net Cash Used in Investing Activities	-	(200,000)	(965,634)
Financing Activities
Proceeds from the sale of preference stock	-	30,000	30,000
Proceeds from the sale of common stock	100,000	-	3,012,455
Proceeds from notes payable	100,000	604,000	1,274,000
Proceeds from note receivable	193,602	-	193,602
Discontinued operations	-	53,063	353,714
Net Cash Provided by Financing Activities	393,602	687,063	4,863,770
Net Increase (Decrease) in Cash	$ 33,521	$ (3,937)	$ 29,461
Foreign currency translation adjustment	-	2,533	5,291
Cash Beginning of Period	$ 1,237	$ 2,641	$ 6
Cash End of Period	$ 34,758	$ 1,237	$ 34,758
Cash paid for
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements

FOCUS GOLD CORPORATION
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity
	Preferred Series A		Preferred Series B		Preferred Series C		Common Stock		Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit Prior to Exploration Stage	Accumulated Deficit During Exploration Stage	Treasury Stock	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at February 29, 2012	-	$ -	-	$ -	-	$ -	4,951,252	$ 495	$ 17,401,487	$ -	$ (414,284)	$ (6,554,144)	$ -	$ 10,433,554
Common stock issued for exercises of conversions of notes payable at various prices per share	-	-	-	-	-	-	2,918,403	292	571,518	-	-	-	-	571,810
Common stock issued at $0.88 per share for settlement of fees and interest on notes payable	-	-	-	-	-	-	50,000	5	43,995	-	-	-	-	44,000
Common stock issued at $0.81 per share for settlement of fees and interest on notes payable	-	-	-	-	-	-	150,000	1	121,485	-	-	-	-	121,500
Common shares issued at $0.80 per share for contract settlement	-	-	-	-	-	-	5,000	1	3,999	-	-	-	-	4,000
Common stock issued at $0.433 per share for notes payable penalties	-	-	-	-	-	-	80,000	8	34,652	-	-	-	-	34,660
Common stock issued at $0.305 per share for notes payable penalties	-	-	-	-	-	-	80,000	8	24,392	-	-	-	-	24,400
Common stock issued for consulting services at $0.16 per share	-	-	-	-	-	-	500,000	50	79,950	-	-	-	-	80,000
Shares issued at January 15, 2013 for rounding on 20:1 reverse-split	-	-	-	-	-	-	222	-	-	-	-	-	-	-
170,000 Focus Gold Corporation shares acquired in settlement of amounts payable and held as treasury shares	-	-	-	-	-	-	-	-	-	-	-	-	(129,200)	(129,200)
512,501 Focus Gold Corporation shares acquired in sale of former subsidiary and held as treasury shares	-	-	-	-	-	-	-	-	-	-	-	-	(66,625)	(66,625)
Warrants issued for debt discount	-	-	-	-	-	-	-	-	67,590	-	-	-	-	67,590
Series A Preference shares issued October 19, 2012 at fair value of $0.02 per share	3,000,000	30	-	-	-	-	-	-	59,970	-	-	-	-	60,000
Series B Preference shares issued January 31, 2013 to settle accounts payable at fair value of $129.15 per share	-	-	1,850	-	-	-	-	-	-	-	-	-	-	-
Comprehensive income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss for the year ended February 28, 2013	-	-	-	-	-	-	-	-	-	-	-	(12,260,077)	-	(12,260,077)
Dividends	-	-	-	-	-	-	-	-	-	-	-	(925)	-	(925)
Balances at February 28, 2013	3,000,000	30	1,850	-	-	-	8,734,877	873	18,409,039	-	(414,284)	(18,815,146)	(195,825)	(1,015,313)
Common stock issued for exercises of conversions of notes payable at various prices per share	-	-	-	-	-	-	518,814,514	51,881	300,626	-	-	-	-	352,508
Common stock issued for cash in private placement at $0.01 per unit	-	-	-	-	-	-	5,000,000	500	50,400	-	-	-	-	50,000
Common stock issued for cash in private placement at $0.0033 per unit	-	-	-	-	-	-	15,000,000	1500	51,200	-	-	-	-	50,000
Common stock issued at $0.0048 per share for notes payable penalties	-	-	-	-	-	-	497,500	50	53,524	-	-	-	-	53,483
Common stock issued at $0.0115 per share for marketing services	-	-	-	-	-	-	4,000,000	400	45,600	-	-	-	-	46,000
Common stock issued at $0.002 and $0.01 per share for Consulting services	-	-	-	-	-	-	100,000,000	10,040	379,970	-	-	-	-	596,466
Common stock issued at $0.0025 per share to pay off payables	-	-	-	-	-	-	20,000,000	1,600	38,400	-	-	-	-	96,000
Settlement of Derivative Liabilities through Conversion of Notes Payable	-	-	-	-	-	-	-	-	234,681	-	-	-	-	234,681
Series A Preferred shares redeemed October 19, 2012 at fair value of $0.02 per share	(2,000,000)	(20)	-	-	-	-	-	-	(39,980)	-	-	-	-	(40,000)
Cancellation of Series A Preference shares	(1,000,000)	(10)	-	-	-	-	-	-	10	-	-	-	-	-
Cancellation of Series B Preference shares	-	-	(1,850)	0	-	-	-	-	-	-	-	-	-	-
Series C Preferred shares issued at par $0.00001	-	-	-	-	1,000,000	10	-	-	64,990	(12,900)	-	-	-	52,100
Retire Treasury stock	-	-	-	-	-	-	-	-	(195,825)	-	-	-	195,825	-
Net loss for the year ended February 28, 2014	-	-	-	-	-	-	-	-	-		-	(9,043,768)	-	(9,043,768)
Dividends	-	-	-	-	-	-	-	-	-		-	(5,481)	-	(5,481)
Balances at February 28, 2014	-	$ -	0	$ 0	1,000,000	$ 10	672,046,891	$ 67,205	$ 19,651,040	$ (12,900)	$ (414,284)	$ (27,864,395)	$ -	$ (8,573,324)

The accompanying notes are an integral part of these consolidated financial statements

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Consolidated Financial Statements

For the years ended February 28, 2014 and February 28, 2013

1.	Organization and Description of Business

Focus Gold Corporation (the "Company") was incorporated on December 23, 2005 under the laws of the state of Nevada under the name Real Estate Referral Center Inc. On April 21, 2009, we changed our name to Gold Bag, Inc. and effective June 6, 2011 to Focus Gold Corporation. In October 2010 we entered into an option agreement with Victoria Gold Inc. for the right to explore and purchase mineral claims located in Ontario Canada and since that time its principal business has been the acquisition and exploration of mineral resources. The company is considered an exploration stage company and its financial statements are presented in a manner similar to a development stage company as defined in FASC 915-10-05, and interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7.

On December 31, 2010, we acquired 100% ownership of Fairfields Gold S.A. de CV (“Fairfields”), a Mexican corporation involved in the exploration and expansion of our mineral properties. On February 8, 2013, we sold our 100% interest in Fairfields. The associated assets and liabilities of Fairfields have been classified as discontinued operations at February 28, 2013. The operations of Fairfields through February 8, 2013 have been reflected in loss from operations of discontinued entities in the consolidated statements of operations.

In November 2013, we acquired 2 controlled (55%) subsidiaries, Focus Gold Commercial Resolutions, Inc. and Focus Gold Financial Group, engaged in the business of accounts receivable collections and management and also continued seeking mining company acquisitions.

The prior period results of continuing operations of Fairfields have been reclassified to loss from discontinued operations.

All significant intercompany accounts and transactions are eliminated in consolidation.

2.	Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding our financial statements. The consolidated financial statements and notes are representations of our management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the consolidated financial statements.

(a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. All significant intercompany transactions have been eliminated.

The company is considered an exploration stage company and our financial statements are presented in a manner similar to a development stage company as defined in ASC 915 “Development stage entities”, and interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7. Pursuant to the rules and regulations of the Securities and Exchange Commission, a mining company in the exploration stage should not refer to itself as a development stage company in its financial statements. We are required to provide additional disclosures from our date of inception, or the date we were reactivated to undertake exploration stage activities; therefore, the statement of operations, stockholders’ equity and comprehensive loss and cash flows include cumulative amounts from October 1, 2010 to February 28, 2014.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Consolidated Financial Statements

For the years ended February 28, 2014 and February 28, 2013

We are in the business of exploring and developing our mineral properties and locating other mineral properties to acquire or develop. The acquisition of such mineral properties is dependent on the availability of properties that meet our business objectives and on the ability of us to obtain necessary financing to acquire such property or properties and undertake exploration or exploitation thereon to determine the existence of economically recoverable reserves.

(b)	Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. To limit our credit risk exposure for amounts in excess of federally insured limits, we place our deposits with financial institutions of high credit standing.

(c)	Equipment

Equipment is recorded at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over three to five years, which represents the estimated useful lives of the assets.

(d)	Mineral Properties, Leases and Exploration and Development Costs

We account for mineral properties in accordance with ASC 930:  Extractive Activities-Mining . Costs of acquiring mineral properties and leases are capitalized by project area upon purchase of the associated claims (see Note 5) . Mineral properties are periodically assessed for impairment of value and any diminution in value.

We account for mineral exploration and development costs in accordance with ASC 932: Extractive Activities . All exploration expenditures are expensed as incurred, previously capitalized costs are expensed in the period the property is abandoned. Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on units of production basis over proven and probable reserves.

Any option payments received by we from third parties or tax credits refunded to we are credited to the capitalized cost of the mineral property or to exploration costs as applicable. If payments received exceed the capitalized cost of the mineral property or the exploration costs incurred, the excess is recognized as income in the year received.

The amounts shown for mineral properties do not necessarily represent present or future values. Their recoverability is dependent upon the discovery of economically recoverable reserves, our ability to obtain the necessary financing to complete the development, and future profitable production or proceeds from the disposition thereof.

(e)	Derivative Instruments

Derivative instruments consist of common stock warrants and certain instruments embedded, such as conversion rights, in certain notes payable and related agreements. These financial instruments are recorded in the balance sheets at fair value as liabilities. Changes in fair value are recognized in earnings in the period of change.

(f)	Impairment of Long-lived Assets

We reviews and evaluates our long-lived assets for impairment at each balance sheet date and documents such impairment testing. The tests include an evaluation of the assets and events or changes in circumstances that would indicate that the related carrying amounts may not be recoverable. Mineral properties in the exploration stage are monitored for impairment based on factors such as our continued right to explore the area, exploration reports,

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Consolidated Financial Statements

For the years ended February 28, 2014 and February 28, 2013

assays, technical reports, drill results and our continued plans to fund exploration programs on the property, whether sufficient work has been performed to indicate that the carrying amount of the mineral property cost carried forward as an asset will not be fully recovered, even though a viable mine has been discovered.

The tests for long-lived assets in the exploration, development or producing stage that would have a value beyond proven and probable reserves would be monitored for impairment based on factors such as current market value of the mineral property and results of exploration, future asset utilization, business climate, mineral prices and future undiscounted cash flows expected to result from the use of the related assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset, including evaluating our reserves beyond proven and probable amounts.

Our policy is to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable either by impairment or by abandonment of the property. The impairment loss is calculated as the amount by which the carrying amount of the assets exceeds our fair value.

(g)	Stock-based Compensation

We account for stock based compensation to employees as required by ASC718:  Compensation-Stock Compensation and stock based compensation to nonemployees as required by ASC505-50:  Equity-Based Payments to Non-Employees .  Options and warrants are valued using the Black-Scholes pricing model (See Note 7). The offset to the recorded stock based compensation cost is to additional paid-in capital. Consideration received on the exercise of stock options is recorded as share capital and additional paid-in capital and the related additional paid-in capital is transferred to share capital.

(h)	Comprehensive Income

ASC 220: Comprehensive Income, establishes standards for the reporting and display of comprehensive income and our components in the financial statements. As at February 28, 2014 and February 28, 2013, our only component of comprehensive income was foreign currency translation adjustments.

(i)	Income Taxes

Income taxes are provided based upon the liability method of accounting pursuant to ASC 740-10-25: Income Taxes – Recognition. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-

end. A valuation allowance is recorded against deferred tax assets if management does not believe we has met the “more likely than not” standard imposed by ASC 740-10-25-5 to allow recognition of such an asset. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

We follows the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. We recognized no increase in the liability for unrecognized tax benefits. We has no tax position at February 28, 2014 or February 28, 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. We recognize interest accrued related to unrecognized tax benefits in interest and financial expenses in other income (expenses) on the consolidated statement of operations. No such interest or penalties were recognized during the periods presented. We had no accruals for interest and penalties at February 28, 2014 or February 28, 2013. Our utilization of any net operating loss carry forward may be unlikely as a result of our exploration stage activities.

 FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Consolidated Financial Statements

For the years ended February 28, 2014 and February 28, 2013

(j)	Net Loss Per Share

We compute earnings (loss) per share in accordance with ASC Topic 260 Earnings Per Share. ASC Topic 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At February 28, 2014, the total number of potentially dilutive shares of common stock excluded from basic net loss per share as anti-dilutive was 320,000 from options and 282,262 from warrants.

(k)	Foreign Currency Translation

Our functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC Topic 830: Foreign Currency Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. We has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

The functional currency of our former subsidiary Fairfields, is the Mexican Peso. The functional currency of our former subsidiary Metallum is the British Pound. The financial statements of our foreign subsidiaries are translated to United States dollars in accordance with ASC Topic 830 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in current operations.

(l)	Share Capital

We records proceeds from share issuances, net of issue costs. Shares issued for consideration other than cash are valued in accordance with ASC 845: nonmonetary transactions, at the fair value of the nonmonetary assets acquired or the fair value of the nonmonetary asset given up.

(m)	Flow-Through Common Shares

Canadian tax legislation permits a company to issue flow-through instruments whereby the deduction for tax purposes relating to qualified resource expenditures is claimed by the investors rather than us.

Flow-through shares are recognized in share capital based on the fair value attributed to common shares without a flow-through feature on the date we and the investors agree to the transaction. The difference (“premium”) between the amount recognized in common shares and the amount the investors pay for the flow-through shares is recognized as a flow-through share related liabilities which is reversed into the statement of loss within other income when the eligible expenditures are incurred. The amount recognized as flow-through share related liabilities represents the difference between the fair value of the common shares and the amount the investor pays for the flow-through shares.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Consolidated Financial Statements

For the years ended February 28, 2014 and February 28, 2013

(n)	Warrants

We account for warrants issued in conjunction with stock issuances under private placement using the fair value method. Under this method, the value of warrants issued is measured at fair value at the grant date using the Black-Scholes valuation model and recorded as share capital and additional paid-in capital.

We recognized the value of detachable warrants issued in conjunction with issuance of notes payable using the Black-Scholes pricing model. We recorded the relative fair value of the warrant as an increase to additional paid-in capital and discount against the related debt. The discount attributed to the value of the warrants is being amortized over the term of the underlying debt instrument.

(o)	Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant areas requiring the use of management estimates include the determination of impairment of mineral properties and equipment, useful lives for amortization, valuation allowances for future income tax assets, fair value of non-cash stock-based compensation, derivative liabilities and reclamation and environmental obligations. Actual results, as determined by future events, may differ from these estimates.

(p)	Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-10 “Development Stage Entities (Topic 915)”. The objective of the amendments in this update is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities. Users of financial statements of development stage entities told the Board that the development stage entity distinction, the inception-to-date information, and certain other disclosures currently required under U.S. GAAP in the financial statements of development stage entities provide information that has limited relevance and is generally not decision useful. As a result, the amendments in this update remove all incremental financial reporting requirements from US GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments are effective for annual reporting periods beginning after December 15, 2014, and interim reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2014-10 on the consolidated financial statements.

(q)	Going Concern

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations we will need, among other things, additional capital resources. Management’s plans to continue as a going concern include raising additional capital through sales of common stock and or a debt financing. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans.

The ability of the company to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

 FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Consolidated Financial Statements

For the years ended February 28, 2014 and February 28, 2013

Given the conditions surrounding the trading of our equity securities, we value our derivative instruments related to embedded conversion features and warrants from the issuance of convertible debentures in accordance with the Level 3 guidelines. For the year ended February 28, 2014, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these consolidated financial statements. The fair value of warrants and embedded conversion features that have exercise reset features are estimated using an adjusted Black-Scholes model based on our estimation of the likelihood of the occurrence of a reset.

	Balance at February 28, 2013	New Issuances	Reductions	Changes in Fair Value	Balance at February 28, 2014
Derivative liabilities from:
Conversion features	$ 755,311	$ 639,239	$ (274,230)	$ 2,397,963	$ 3,518,283
Warrants	1,018,675	-		1,938,606	2,957,281
	$ 1,773,986	$ 639,239	$ (274,230)	$ 4,336,569	$ 6,475,564

Changes in the unobservable input values would likely cause material changes in the fair value of our Level 3 financial instruments. The significant unobservable input used in the fair value measurement is the estimation of the likelihood of the occurrence of a change to the contractual terms of the financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.

(s)	Reclassification

Certain amounts in the balance sheet of February 28, 2013 and statement of operations for the year ended February 28, 2013 have been reclassified to conform with the current year’s presentation.

All references to common shares of we have been adjusted to give effect to the implementation of a 20:1 reverse split of our authorized and issued common stock which was effected on January 14, 2013.

3.	Discontinued Operations

On October 5, 2012 we entered an agreement with European Resource Capital Inc. for the sale of our 24,420,000 shares of common stock of Celtic (92.16% interest), 64,987,982 Metallum options providing the acquirer with the option to acquire an additional 64,987,982 common shares of Metallum for £0.10 per share through December 31, 2012 and amounts receivable from Celtic of approximately $217,031 in exchange for $2,500,000 (Canadian) ($2,553,887 at exchange rates at the date of this transaction). European Resource Capital Inc. issued the company an eight percent (8%) 5 year $2,500,000 (Canadian) promissory note payable that is secured by the 24,420,000 shares of Celtic common stock.  We have recorded an impairment loss of $1,892,000 on this note for the year ended February 28, 2014.

On February 8, 2013, our wholly owned subsidiary Focus Gold Mexico Limited entered into a share purchase agreement with three individuals, Santiago Leon Avaleyra, Eduardo Zayas Dueñas and Carmen Leticia Calderon Leon, as purchasers, to sell our 50 shares of common stock in Fairfields Gold, S.A. de C.V. for $1,900,000 or purchasers can return the original consideration from the December 31, 2010 transaction (512,500 shares of our common stock) on the closing date of February 20, 2013. On closing, we received as consideration 512,501 shares of our common stock with an aggregate fair value as at February 8, 2013 of $66,625. The 512,501 shares of common stock received has been recorded as treasury stock on the consolidated balance sheet pending cancellation. The shares have been cancelled in the year ended February 28, 2014.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Consolidated Financial Statements

For the years ended February 28, 2014 and February 28, 2013

4.	Acquisitions

In November 2013, we acquired a 55 percent interest in each of Focus Gold Financial Corp. and Focus Gold Commercial Resolution, Inc.,   which are engaged in the collection and management of accounts receivable.  We have also continued discussions regarding the acquisition of an interest in a copper mining property in Mexico and except to have a definitive agreement by June 30, 2014.

5.	Note Receivable

On October 5, 2012 we entered a sales agreement with European Resource Capital Inc. for the sale of our 24,420,000 shares of common stock of Celtic (92.16% interest), 64,987,982 Metallum options providing the acquirer with the option to acquire an additional 64,987,982 common shares of Metallum for £0.10 per share through December 31, 2012 and amounts receivable from Celtic of $217,031 in exchange for payment of $2,500,000 (Canadian) ($2,553,887 at exchange rates at the date of this transaction). European Resource Capital Inc. issued the company an eight percent (8%) 5 year $2,500,000 (Canadian) promissory note payable that is secured by the 24,420,000 shares of Celtic common stock. The sales agreement acknowledges that JMJ Financial has an unperfected lien against 25% of the purchased shares. European Resource Capital may settle such lien and reduce the $2,500,000 (Canadian) promissory note by 35% of our present value.

On March 21, 2013 we restructured our relationship with European Resource Capital Inc. (“ERC”) by entering an Assignment Agreement dated March 21, 2013 with ERC and Distressed Debt Investment Corp. Under the Assignment Agreement, we was paid $200,000 (Canadian Dollars, $193,602 at exchange rates at April 1, 2013 the date of receipt of proceeds) and received a one percent (1%) net smelter return royalty in the minerals extracted from the properties comprising the prospecting licenses in Ireland, Northern Ireland and Scotland currently registered in the name of Celtic or our subsidiaries. The fair value of the 1% smelter return royalty of $1,892,000 was based on an independent third party valuation analysis using estimates and assumptions provided by management of Celtic, and other information compiled by management of Celtic. The fair value of the consideration received during the restructuring in March 2013 aggregating $193,602 has been reflected in the determination of fair value of the $2,500,000 (Canadian) promissory note and accrued interest at February 28, 2013 and the difference of $545,849 has been recorded in the consolidated statement of operations for the year ended February 28, 2013 as an impairment of note receivable. During the year ended February 28, 2014, we recorded an impairment loss of $1,892,000 for the balance of this note.

6.	Notes Payable

In September 2011, the Company entered into two Demand Promissory Notes (the “Notes”) in the aggregate amount of $270,000. The Notes were due upon demand after November 14, 2011 ($200,000, the “September 14, 2011 Note”) and November 19, 2011 ($70,000, the “September 19, 2011 Note”). The Notes bear interest at the rate of 2% per month calculated and compounded monthly and a commitment arrangement and placement fee of $67,500 per month (less interest). On June 14 and 19, 2012 the Company entered into a Promissory Note Amending Agreement with the holders of the Notes where by the note holders agreed to extend the maturity of the September 14, 2011 Note to September 14, 2012 and the September 19, 2011 Note to September 19, 2012 and to settle outstanding commitment, arrangement and placement fees of $554,825 in exchange for 200,000 shares of the Company’s common stock, and eliminate any future commitment, arrangement and placement fees under these promissory notes. In September 2012 the Notes with a principal amount of $270,000 matured without payment and are in default thereafter and as of February 28, 2014.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Consolidated Financial Statements

For the years ended February 28, 2014 and February 28, 2013

Under the terms of the Notes as modified, in the event of non-payment by the Company at maturity, the interest rate on the Notes increases to 5% per month and the Company is required to issue 57,500 and 20,000 shares of the Company’s common stock respectively in advance for each month of non-payment of the Notes.  During the nine month period ended November 30, 2013 the Company issued the note holders 497,500 shares of the Company’s common stock in settlement of $53,484 of penalty shares.  The fair value at February 28, 2014 of the penalty shares outstanding of $279 (February 28, 2013, $48,430) and accrued interest of $542,638 (February 28, 2013, $178,101) are included in notes payable in the consolidated balance sheets.

On March 22, 2012 the Company issued a Convertible Promissory Note to JMJ Financial (“JMJ”) in aggregate principal amount of $2,110,000 (the “JMJ Note”) to be advanced over time. In consideration for issuing of the JMJ Note and 125,000 warrants, JMJ provided the initial funding of $275,000 and total funding of $356,000 through February 28, 2013). The JMJ Note bears interest at a one-time amount of 10%, matures three years from the date of issuance, is secured by 25% of the Company’s investment property and ownership or other equity interests the Company holds in Focus Celtic Gold Corporation, its wholly owned subsidiary, and is convertible into shares of the Company’s common stock, at JMJ’s option, at a conversion price, equal to 80% of the average of the three lowest trade prices for the Company’s common stock during the 20 trading days prior to the conversion. The Note was issued with a 10% original issue discount. The original issue discount of $39,556 is being accreted to amortization of debt discount over the term of the note. JMJ has agreed to restrict their ability to convert the JMJ Note and receive shares of common stock so that the number of shares of common stock held by JMJ and its affiliates in the aggregate after such conversion or exercise, does not exceed 4.99% of the then issued and outstanding shares of the Company’s common stock. No interest or principal payments are required until the maturity date. The Note may be prepaid at any time prior to Maturity Date at 150%. The 125,000 warrants issued to JMJ entitle JMJ to purchase up to 125,000 shares of the Company’s common stock at $4.00 per share, subject to adjustment to maintain an aggregate exercise price of $500,000. The 125,000 common share purchase warrants may in certain circumstances be exercised in whole or part in a cashless exercise equal to the difference between the VWAP on the trading day immediately preceding the date on which the holder elects to exercise the warrant, and the exercise price of the warrant times the number of warrants so being exercised. The warrant exercise price may be adjusted to a lesser amount than $4.00 where, at any time while the warrant is outstanding, and the Company sells or grants an option to purchase or sell, or grants any right to re-price, or issues any share of common stock or security convertible into the Company’s common stock, at an effective price less than the $4.00 exercise price, the exercise price shall be reduced to that lesser amount. The warrant is non-transferrable. The Company has determined that the warrants and the convertible feature of the JMJ Note are derivative liabilities with fair values of $418,531 and $867,469 respectively at their dates of issue. The fair value of the derivative liability was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 3.0 years; volatility of 102.6%; no dividend yield; and a risk free interest rate of 0.56%. The fair value of the derivative liability was recorded as a discount to the debt of $337,692 and $948,308 of interest and financing fees. The discount is being amortized to amortization of debt discount over the term of the JMJ Note. The unamortized discount at February 28, 2014 was $68,864 (February 28, 2013 - $193,858). The outstanding balance on the principal as of February 28, 2014 was $284,578.

At February 28, 2014, the fair value of the derivative liability on the warrants and conversion feature was determined to be $2,957,281 (February 28, 2013 - $1,018,675) and $2,107,671 (February 28, 2013 - $291,921) respectively. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. During the nine month period ended February 28, 2014, the holder of the JMJ Note exercised conversion rights and the Company issued an aggregate of 131,600,000 of its common stock for $22,181 principal amount of this note.  The principal balance due on the note at February 28, 2014 was $284,578. The fair value of the derivative liability at February 28, 2014 was determined using the Black Scholes option pricing model with the following assumptions: expected life of 1.060 years; volatility of 404.25%; no dividend yield; and a risk free interest rate of 0.16%. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Consolidated Financial Statements

For the years ended February 28, 2014 and February 28, 2013

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

The fair value of the warrants was calculated at the grant date using the Black-Scholes option pricing model with the following assumptions: expected life of 3.0 years; volatility of 91.32%; no dividend yield; and a risk free interest rate of 0.34%.   The GEL Note was determined to have a derivative liability related to its conversion feature with a fair value of $104,954 at July 23, 2012 which was recorded as a discount to the debt of $100,000 and $4,954 of interest and financing fees. The fair value of the derivative liability was determined at the grant date using the Black-Scholes option pricing model with the following assumptions: expected life of 1 year; volatility of 84.96%; no dividend yield; and a risk free interest rate of 0.14%. The discount was amortized to amortization of debt discount over the term of the note and has been fully amortized. During the year ended February 28, 2014, the holder of the GEL Note exercised conversion rights and the Company issued an aggregate 13,157,580 shares of its common stock for $31,500 principal amount of this note.  The outstanding principal balance of the GEL Note at February 28, 2014 was $59,000 (February 28, 2013 $90,500).  The GEL Note matured July 23, 2013 without payment or settlement and is currently in default.  The holder has converted principal of the note into common stock and the principal balance on the note at February 28, 2014 was $55,750.

At February 28, 2014, the fair value of the derivative liability conversion feature was determined to be $115,529 (February 28, 2013 - $53,480) respectively. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. The fair value of the derivative liability at February 28, 2014 was determined using the Black Scholes option pricing model with the following assumptions: expected life of 0.334 years; volatility of 458.08%; no dividend yield; and a risk free interest rate of 0.16%. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations.

On October 15, 2012, the Company issued an 8% convertible promissory note (the “October 15 Note”) to Asher Enterprises, Inc. for a principal amount of $37,500.The Company received net proceeds of $33,125. The October 15 Note was due and payable July 17, 2013 and accrues interest on the outstanding principal balance at the rate of 8% per annum. Any time after 180 days following the date of this note, the October 15 Note is convertible into shares of the Company's common stock at a conversion price that is equal to 58% of the average of the lowest three trading prices during the ten trading days preceding the date of conversion. The exercise price may be adjusted to a lower amount where the Company grants or sells shares or options or other convertible securities at a price that is lower than the then in effect conversion price.  At any time up and until 180 days from the date of the October 15 Note, the Company has the option to redeem the October 15 Note for payment to the note holder  ranging from 115% to 140% of the unpaid principal amount of the October 15 Note.  In event of default, the Company is required to pay the note holder the greater of (i) 150% of the principal as well as interest and other amounts payable to the note holder or (ii) parity value of the common shares that would be issuable upon conversion multiplied by the highest closing price for the common stock during the period beginning on the date of the first occurrence of the default and ending one

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Consolidated Financial Statements

For the years ended February 28, 2014 and February 28, 2013

day prior to the mandatory payment date.  In the event of default interest on the October 15 Note accrues at the rate of 22% per annum.  The October 15 Note has been determined to have a derivative liability related to its conversion feature with a fair value of $34,105 at October 15, 2012. The fair value of the derivative liability was determined using the Black Scholes option pricing model with the following assumptions: expected life of 0.75 years; volatility of 82.54%; no dividend yield; and a risk free interest rate of 0.18%.

The fair value of the derivative liability was recorded as a discount to the debt of $34,105. The discount was amortized to amortization of debt discount over the term of the note. The unamortized discount and the fair value of the derivative liability at February 28, 2014 was $0 (February 28, 2013 - $15,559) and $0 (February 28, 2013 - $31,457) respectively.

The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. During the year ended February 28, 2014, the holder of the October 15 Note exercised conversion rights and the Company issued an aggregate 14,039,622 shares of its common stock for the full principal and interest due on this note and the note has been fully paid and discharged.

On November 30, 2012, the Company entered into a 6% convertible promissory note with Circadian Group in the amount of $54,325 in settlement of amounts payable due Circadian Group (the “Circadian Note”).  The Circadian Note matured on May 31, 2013 and has a redemption premium of 110% of the principal amount including 6% interest payable on the principal amount.   The holder of the Circadian Note may convert the principal amount and interest to shares of the Company’s common stock at any time at a conversion price equal to a 20% discount to the lowest closing price during the five trading days immediately prior to conversion notice, as reported by nasdaq.com. The Company is currently in default on this note.

The Company has determined that the convertible feature of the Circadian Note is a derivative liability with fair value of $30,148 at November 30, 2012 which was recorded as a discount to the debt of $30,148 and was amortized to amortization of debt discount over the term of the note.  The fair value of the derivative liability was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 0.5 years; volatility of 79.84%; no dividend yield; and a risk free interest rate of 0.13%. The redemption premium of $5,435 was amortized to amortization of debt discount over the life of the note.  On August 9, 2013, the holder of the Circadian Note assigned their rights in the Circadian Note to Redwood Management, LLC, and the Company and Redwood Management, LLC entered into a Securities Settlement Agreement dated August 9, 2013 to settle the Circadian Note in exchange for the amount of $54,325 payable to Redwood Management, LLC maturing February 9, 2014 (the “Redwood-Circadian Note”).  The Redwood-Circadian Note bears interest at 12% of the principal amount regardless of when repaid and the holder of the Redwood-Circadian Note may convert the principal amount and interest to shares of the Company’s common stock at any time at a conversion price equal to a 50% discount to the lowest closing price determined on the current trading market for the Company’s common stock during the twenty trading days immediately prior to conversion notice.  The Company may, if the Redwood-Circadian Note is not in default, prepay any portion of the principal amount at 125% of such amount upon seven days written notice.  The Company has determined that the convertible feature of the Redwood-Circadian Note is a derivative liability with fair value of $110,351 at August 9, 2013. The fair value of the derivative liability was calculated using the Black Scholes option pricing model with the following assumptions: expected life of 0.5 years; volatility of 114.44%; no dividend yield; and a risk free interest rate of 0.05%. The fair value of the derivative liability was recorded as a discount to the debt of $54,325 and $56,025 of interest and finance fees.

This discount is being amortized to amortization of debt discount over the term of the note. The unamortized discount, and the fair value of the derivative liability at November 30, 2013 was $6,430 (February 28, 2013 - $nil), and $34,143 (February 28, 2013 - $nil) respectively. The Company estimates the fair value of this derivative liability

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Consolidated Financial Statements

For the years ended February 28, 2014 and February 28, 2013

at each reporting period and records any change in the fair value of the derivative liability to the statement of operations.  During the year ended February 28, 2014, the holder of the Redwood-Circadian Note exercised conversion rights and the Company issued an aggregate 132,285,440 shares of its common stock for $13,229 principal amount of this note.

At February 28, 2014, the fair value of the derivative liability conversion feature was determined to be $177,670 (February 28, 2013 - $24,526). The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. The fair value of the derivative liability at February 28, 2014 was determined using the Black Scholes option pricing model with the following assumptions: expected life of .334 years; volatility of 458.08%; no dividend yield; and a risk free interest rate of 0.16%. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations.

On December 20, 2012, the Company entered into a 6% convertible promissory note with William Leiberman in the amount of $50,000 in settlement of litigation between the parties (the “Leiberman Note”).  The Leiberman Note matured on September 30, 2013 and has a redemption premium of 110% of the principal amount including 6% interest payable on the principal amount.   The holder of the Leiberman Note may convert the principal amount and interest to shares of the Company’s common stock at any time at a conversion price equal to a 15% discount to the lowest closing price during the five trading days immediately prior to conversion notice, as reported by nasdaq.com. The Company has determined that the convertible feature of the Leiberman Note is a derivative liability with fair value of $29,139 at December 20, 2012 which was recorded as a discount to the debt of $29,139 and has been fully amortized to amortization of debt discount over the term of the note.. The fair value of the derivative liability was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 0.6 years; volatility of 113.40%; no dividend yield; and a risk free interest rate of 0.18%. The redemption premium of $5,000 has been fully amortized to amortization of debt discount over the life of the note. The fair value of the derivative liability at February 28, 2014 was $44,249 (February 28, 2013 - $27,278) respectively.  The fair value of the derivative liability at February 28, 2014 was determined using the Black Scholes option pricing model with the following assumptions: expected life of 0.334 years; volatility of 458.08%; no dividend yield; and a risk free interest rate of 0.16%. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. This note is currently in default as of September 30, 2013.

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

The exercise price may be adjusted to a lower amount where the Company grants or sells shares or options or other convertible securities at a price that is lower than the then in effect conversion price.  At any time up and until 180 days from the date of the January 16 Note, the Company has the option to redeem the January 16 Note for payment to the note holder ranging from 115% to 140% of the unpaid principal amount of the January 16 Note.  In event of default, the Company is required to pay the note holder the greater of (i) 150% of the principal as well as interest and other amounts payable to the note holder or (ii) parity value of the common shares that would be issuable upon conversion multiplied by the highest closing price for the common stock during the period beginning on the date of the first occurrence of the default and ending one day prior to the mandatory payment date.  In the event of default interest on the January 16 Note accrues at the rate of 22% per annum.  The January 16 Note has been determined to have a derivative liability related to its conversion feature with a fair value of $77,474 at January 16, 2013 which

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Consolidated Financial Statements

For the years ended February 28, 2014 and February 28, 2013

was recorded as a discount to the debt of $42,500 and $34,974 of interest and financing fees. The fair value of the derivative liability was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 0.70 years; volatility of 117.87%; no dividend yield; and a risk free interest rate of 0.18%. The discount has been fully amortized to amortization of debt discount over the term of the note. The fair value of the derivative liability at February 28, 2014 was $0 (February 28, 2013 - $37,556. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. This note has been fully paid as of as of February 28, 2014.

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

The exercise price may be adjusted to a lower amount where the Company grants or sells shares or options or other convertible securities at a price that is lower than the then in effect conversion price.  At any time up and until 180 days from the date of the June 8% Note, the Company has the option to redeem the June 8% Note for payment to the note holder ranging from 115% to 140% of the unpaid principal amount of the June 8% Note.  In event of default, the Company is required to pay the note holder the greater of (i) 150% of the principal as well as interest and other amounts payable to the note holder or (ii) parity value of the common shares that would be issuable upon conversion multiplied by the highest closing price for the common stock during the period beginning on the date of the first occurrence of the default and ending one day prior to the mandatory payment date.  In the event of default interest on the June 8% Note accrues at the rate of 22% per annum.  The June 8% Note has been determined to have a derivative liability related to its conversion feature with a fair value of $110,035 at June 7, 2013 which was recorded as a discount to the debt of $47,500 and $62,535 of interest and financing fees.  This note had a balance due of $43,200 at February 28, 2014. The Company is currently in default of this note because of late filing in their 10-K as of February 28, 2014.

The fair value of the derivative liability was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 0.80 years; volatility of 95.33%; no dividend yield; and a risk free interest rate of 0.08%. The discount is being amortized to amortization of debt discount over the term of the note. The unamortized discount and the fair value of the derivative liability at February 28, 2014 was $0 (February 28, 2013 - $nil) and $110,969 (February 28, 2013 - $nil) respectively. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. The fair value of the derivative liability at February 28, 2014 was determined using the Black Scholes option pricing model with the following assumptions: expected life of .030 years; volatility of 667.93%; no dividend yield; and a risk free interest rate of 0.16%. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations.

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

For the years ended February 28, 2014 and February 28, 2013

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

At February 28, 2014, the fair value of the derivative liability conversion feature was determined to be $177,670 (February 28, 2013 - $nil). The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. The fair value of the derivative liability at February 28, 2014 was determined using the Black Scholes option pricing model with the following assumptions: expected life of .334 years; volatility of 458.08%; no dividend yield; and a risk free interest rate of 0.16%. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations.

On October 28, 2013, the Company issued an 8% convertible promissory note (the “October 8% Note”) for a principal amount of $65,000 to Asher Enterprises.  The Company received net proceeds of $65,000.  The October 8% Note is due and payable July 30, 2014 and accrues interest on the outstanding principal balance at the rate of 8% per annum.  Any time after 180 days following the date of this note, the June 8% Note is convertible into shares of the Company's common stock at a conversion price that is equal to 35% of the lowest trading price during the ten trading days preceding the date of conversion.  The exercise price may be adjusted to a lower amount where the Company grants or sells shares or options or other convertible securities at a price that is lower than the then in effect conversion price.  At any time up and until 180 days from the date of the October 8% Note, the Company has the option to redeem the October 8% Note for payment to the note holder ranging from 115% to 140% of the unpaid principal amount of the October 8% Note.  In event of default, the Company is required to pay the note holder the greater of (i) 150% of the principal as well as interest and other amounts payable to the note holder or (ii) parity value of the common shares that would be issuable upon conversion multiplied by the highest closing price for the common stock during the period beginning on the date of the first occurrence of the default and ending one day prior to the mandatory payment date.  In the event of default interest on the October 8% Note accrues at the rate of 22% per annum. The Company is currently in default of this note because of late filing in their 10-K as of February 28, 2014.This note had a balance due of $65,000 at November 30, 2013. The Company has determined that the convertible feature of the Asher Note is a derivative liability with fair value of $290,326 at the date of receipt. The fair value of the derivative liability was calculated using the Black Scholes option pricing model with the following assumptions: expected life of 0.671 years; volatility of 352.49%; no dividend yield; and a risk free interest rate of .18%. The fair value of the derivative liability was recorded as a discount to the debt of $65,000 and $225,326 of interest and finance fees.  This discount is being amortized to amortization of debt discount over the term of the note. The unamortized discount and the fair value of the derivative liability at February 28, 2014 was $33,163 (February 28, 2013 - $nil) and $424,805 (February 28, 2013 - $nil) respectively. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. The fair value of the derivative liability at February 28, 2014 was determined using the Black Scholes option pricing model with the following assumptions: expected life of .334 years; volatility of 420.44%; no dividend yield; and a

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Consolidated Financial Statements

For the years ended February 28, 2014 and February 28, 2013

risk free interest rate of 0.16%. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations.

On November 1, 2013, the Company issued a 5% convertible promissory note (the “November 5% Note”) for a principal amount of $12,500 to Common Stock, LLC.  The Company received net proceeds of $12,500.  The November 5% Note is due and payable October 31, 2014 and accrues interest on the outstanding principal balance at the rate of 5% per annum.  Any time after 180 days following the date of this note, the November 5% Note is convertible into shares of the Company's common stock at a conversion price that is equal to 50% of the average closing stock price during the ten trading days preceding the date of conversion.  The exercise price may be adjusted to a lower amount where the Company grants or sells shares or options or other convertible securities at a price that is lower than the then in effect conversion price. This note had a balance due of $12,500 at November 30, 2013. The Company has determined that the convertible feature of the Common Stock LLC Note is a derivative liability with fair value of $15,543 at the date of receipt. The fair value of the derivative liability was calculated using the Black Scholes option pricing model with the following assumptions: expected life of 0.997 years; volatility of 394.90%; no dividend yield; and a risk free interest rate of .17%. The fair value of the derivative liability was recorded as a discount to the debt of $12,500 and $3,043 of interest and finance fees.  This discount is being amortized to amortization of debt discount over the term of the note. The unamortized discount and the fair value of the derivative liability at February 28, 2014 was $8,290 (February 28, 2013 - $nil) and $26,417 (February 28, 2013 - $nil) respectively. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations.

The fair value of the derivative liability at February 28, 2014 was determined using the Black Scholes option pricing model with the following assumptions: expected life of .671 years; volatility of 388.53%; no dividend yield; and a risk free interest rate of 0.16%. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Consolidated Financial Statements

For the years ended February 28, 2014 and February 28, 2013

On December 11, 2013 the Company issued a Convertible Promissory Note to JMJ Financial (“JMJ”) in aggregate principal amount of $335,000 (the “JMJ Note”) to be advanced over time. In consideration for issuing of the JMJ Note, JMJ provided the initial funding of $31,267. The JMJ Note bears interest at a one-time amount of 10%, matures two years from the date of issuance, is secured by 25% of the Company’s investment property and ownership or other equity interests the Company holds in Focus Celtic Gold Corporation, its wholly owned subsidiary, and is convertible into shares of the Company’s common stock, at JMJ’s option, at a conversion price, equal to 60% of the average of the three lowest trade prices for the Company’s common stock during the 25 trading days prior to the conversion. The Note was issued with a 10% original issue discount. The original issue discount of $2,917 is being accreted to amortization of debt discount over the term of the note. JMJ has agreed to restrict their ability to convert the JMJ Note and receive shares of common stock so that the number of shares of common stock held by JMJ and its affiliates in the aggregate after such conversion or exercise, does not exceed 4.99% of the then issued and outstanding shares of the Company’s common stock. No interest or principal payments are required until the maturity date. The Note may be prepaid at any time prior to Maturity Date at 150%. The Company has determined that the convertible feature of the JMJ Note are derivative liabilities with fair values of $77,201 the date of issue. The fair value of the derivative liability was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 2 years; volatility of 329.38%; no dividend yield; and a risk free interest rate of 0.17%. The fair value of the derivative liability was recorded as a discount to the debt of $25,00 and $52,201 of interest and financing fees. The discount is being amortized to amortization of debt discount over the term of the JMJ Note. The unamortized discount at February 28, 2014 was $21,918.

At February 28, 2014, the fair value of the derivative liability on the conversion feature was determined to be $310,999. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. The principal balance due on the note at February 28, 2014 was $31,267. The fair value of the derivative liability at February 28, 2014 was determined using the Black Scholes option pricing model with the following assumptions: expected life of 1.784 years; volatility of 352.44%; no dividend yield; and a risk free interest rate of 0.16%. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations.

7.	Share Capital

(a)

Authorized capital

The Company is authorized to issue:

10,000,000 shares of Preferred stock, $0.0001 par value

2,000,000,000 shares of Common stock, $0.0001 par value

On October 28, 2013, the Articles of Incorporation were amended to increase the number of shares authorized to 2,000,000,000 common shares, par value $0.00001, and 10,000,000 preferred shares, par value $0.00001.

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

As a result of the Settlement agreement with Gordon F. Lee, the former CEO, all the Series A shares have been revoked and cancelled, and are no longer issued and outstanding.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Consolidated Financial Statements

For the years ended February 28, 2014 and February 28, 2013

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

As a result of the Settlement agreement with Gordon F. Lee, the former CEO, all the Series B shares, and the common shares into which they were converted, have been revoked and cancelled, and are no longer issued and outstanding.

Series C Voting 6% Convertible Preferred Stock:

In October, 2013, Novation Holdings, Inc., (OTCIQ NOHO) subscribed for 1,000,000 shares of Series C Voting Convertible Preferred stock for total consideration of $65,000, to be paid in installments.  As of February 28, 2014, the Series C share certificates had not yet been issued as the full consideration for the shares had not yet been paid. The Series C Preferred will carry voting power equal to sixty percent of the total voting power of all classes of stock entitled to vote on any matter, and is convertible after six months at the election of the holder into sixty percent of the total common shares then issued and outstanding after the conversion.  The Statement of Preferences for the Class C Convertible Preferred Stock will be filed with the Secretary of State of Nevada.

As a result of the settlement with Gordon F. Lee, the Class C Preferred Stock issued to NOHO will be the only class of preferred stock issued and outstanding.

(b)

Share issuances, returns and cancellations during the fiscal year ended February 28, 2014:

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

For the years ended February 28, 2014 and February 28, 2013

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

The rescission actions also include the consulting agreements entered into between the Company and Mr. Lee’s companies, Carbon Energy Handling, Inc. and Gordon F. Lee Group, LLC.  In exchange for the resignations and termination of the several agreements and the cancellation of all shares issued to Mr. Lee after May 31, 2013, the Company agreed that Mr. Lee would retain 100,000,000 shares of common stock previously issued to him on conversion of preferred shares, with an agreed value of $596,466, the closing market price of the stock.  All outstanding warrants held by Mr. Lee also were cancelled as part of the settlement.

During the year  ended February 28, 2014, the Company issued 518,814,514 shares of its common stock for the exercise of conversions under the Company’s convertible securities in the amount of $352,508; 497,500 shares of its common stock for penalties of $53,484 related to non-payment of notes with a principal amount of $270,000; and 20,000,000 shares of its common stock for $96,000 of services.

On June 3, 2013, the Company redeemed 2,000,000 shares of its Series A Preferred Stock at $0.02 per share.

A total of 20 million shares of common stock issued to Gordon F. Lee and his affiliated companies have been cancelled as part of the Settlement Agreement with Mr. Lee and he has retained 100,000,000 shares as compensation for prior services rendered by him..

(c)

Treasury stock

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Consolidated Financial Statements

For the years ended February 28, 2014 and February 28, 2013

Pursuant to an agreement dated August 24, 2012 with a former director of the Company, the Company acquired 170,000 shares of its common stock at an aggregate purchase price of $129,200.  Pursuant to an agreement dated February 8, 2013 with the former shareholders of Fairfields, the Company acquired an additional 512,501 shares of its common stock at an aggregate fair value of $66,625.  The 682,501 shares of the Company’s common stock acquired during the year ended February 28, 2013 have been recorded as treasury stock using the cost method.  These shares have been cancelled during the year ended February 28, 2014.

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

Expiry date	Exercise price per share	Balance 2/28/2013	Granted	Forfeited	Expired/Cancelled	Balance11/30/2013
February 24, 2016	$10.00	320,000	-	-	-	320,000
		320,000	-	-	-	320,000

All 320,000 stock options granted were exercisable at November 30, 2013 and 2012.

(a)

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

The board of directors reserved 2,500,000 shares of common stock for issuance under the 2012 Plan. Through February 28, 2013, the board of directors granted 500,000 shares of common stock to one consultant under the 2012 Plan.  During the year ended February 28, 2014, no grants were made under the 2012 Plan.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Consolidated Financial Statements

For the years ended February 28, 2014 and February 28, 2013

(b)

Share purchase warrants

The continuity of share purchase warrants is as follows:

Expiry date	Exercise price per share	Balance February 28, 2013	Issued	Exercised	Expired	BalanceFebruary 28,2014
Class A
December 19, 2013	$3.00	6,667	-	-	6,667	expired
June 12, 2014	$8.00	5,000	-	-	-	5,000
October 14, 2016	$10.00	7,500	-	-	-	7,500
Class B
December 15, 2013	$5.00	33,333	-	-	33,333	expired
April 4, 2018*	$0.02	-	5,000,000		5,000,000	cancelled
May 20, 2018*	$0.01	-	15,000,000	-	15,000,000	cancelled
June 2, 2018	$0.10	-	5,000,000	-	-	5,000,000
June 2, 2018	$0.20	-	5,000,000	-	-	5,000,000
Promissory Note Warrants
October 25, 2014	$3.00	33,333	-	-	-	33,333
March 22, 2015	$4.00	125,000	-	-	-	125,000
July 23, 2015	$1.40	71,429	-	-	-	71,429
Total Warrants Outstanding		282,262	30,000,000	-	20,040,000	10,242,262
Weighted average exercise price		$ 3.55	$ 0.0617	$ -	$ -	$ 0.22
Average remaining contractual term (years)						1.52

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

For the years ended February 28, 2014 and February 28, 2013

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

During the year ended February 28, 2013,, the Company approved unit subscriptions for an aggregate of 20,000,000 Class B warrants as part of a private placement of units and, as a part of a professional services engagement with Weed & Co., the Company granted a five year common stock warrant to acquire 5,000,000 shares of our common stock at $0.10 per share and 5,000,000 shares of our common stock at $0.20 per share.  All of the Class B warrants have either expired or been cancelled, except for the Weed & Co warrants expiring on June 2, 2018.

8.	Supplemental Disclosure with Respect to Cash Flows

The significant non-cash transactions for the year ended February 28, 2014 consisted of the issuance of the 498,195,174 shares of our common stock for the exercise of conversions under our convertible securities in the amount of $353,344; 16,000,000 shares of common stock for settlement of $60,000 of fees; 100,400,000 shares of common stock for $436,010 in compensation; 4,000,000 shares of common stock for $10,779 of marketing fees.

9.

 Related Party Transactions

a)

Effective June 1, 2013 we agreed to pay our current CEO, as a consultant, the amount of $10,000 per month.  During the nine month period ended November 30, 2013, we paid $30,000 (2012 - $nil) as compensation for such management services. That agreement has been rescinded as of October 21, 2013.

b)

A law firm of which a former director is a partner was paid fees during the period he served as a director  in the fiscal year ended February 28, 2014 of $45,000.

c)

During the year ended February 28, 2014, we received and approved subscriptions from Gordon F. Lee, the then sole director and executive officer of the Company, for 20,000,000 units at an aggregate cost of $100,000 (see Note 6(b)). That agreement has been rescinded retroactively with regard to the common stock warrants included in the units as of October 21, 2013.

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Consolidated Financial Statements

For the years ended February 28, 2014 and February 28, 2013

d)

On June 1, 2013, we entered into a consulting agreement with Victoria J. Blackburn, a related party, to provide “Consulting, Research, Review and Assessment of Technical Reports of Mining Properties, and of the Mining Property, along with comparables of said properties.”, for a three month period, renewing thereafter for additional three month terms.  Compensation for the services was set at $20,000 per month in stock or in cash for a period of three months. A total of 30,000,000 common shares were issued to Victoria Blackburn as compensation for the first four months.  That agreement has been rescinded retroactively as of September 30, 2013.

e)

On June 14, 2013, we entered into an Employment Agreement with our Chief Executive Officer, Gordon F. Lee.  Under this agreement, Mr. Lee was to earn a salary of $1 per year, and, as an incentive bonus, has the opportunity to earn up to 100,000,000 shares of the our common stock and 100,000,000 common stock purchase options at an exercise price of $0.01 per share, expiring June 1, 2018 (“Incentive Options”).  Mr. Lee was to receive 20,000,000 shares of our common stock and 20,000,000 Incentive Options upon closing the acquisition of each of 4 identified properties and an additional 5,000,000 shares of the our common stock and 5,000,000 Incentive Options upon completion of each technical report for the 4 property acquisitions.  As of November 30, 2013, none of the acquisitions had been completed. That agreement has been rescinded as of October 21, 2013.

f)

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

10.	Income Taxes

We has adopted the provision of ASC740. Pursuant to ASC 740 we is required to compute tax asset benefit for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in the financial statements because we cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at February 28, 2014 and February 28, 2013, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are listed below:

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Consolidated Financial Statements

For the years ended February 28, 2014 and February 28, 2013

	February 28, 2014	February 28, 2013
Net loss before income taxes	$ (9,043,768)	$ (12,260,077)
Statutory rate	35%	35%
Computed expected tax recover	$ (3,165,318)	$ (4,291,027)

Non-deductible expenses	-	3,535,181
Change in estimates	-	-
Change in valuation allowance	3,165,318	755,846
Reported income taxes	-	-

Deferred tax asset
Cumulative net operating losses	5,119,252	1,951,833
Less valuation allowance	(5,119,252)	(1,951,833)
Net deferred tax asset	-	-

At February 28, 2014, we has net operating loss carry-forwards of approximately $8,744,084 (February 28, 2013 - $5,576,665), the majority of which expire through 2034 if not utilized. Deferred tax assets of approximately $5,119,252, assuming an effective tax rate of 35%, were offset by a valuation allowance, which increased by approximately $3,165,318 and $755,846 during the years ended February 28, 2014 and February 28, 2013, respectively.

Future tax benefits, which may arise as a result of those losses, have not been recognized in these financial statements. They have been offset by a valuation allowance as management does not believe their realization is more likely than not.

11.	Subsequent Events

a)

The Company has issued 797,618,721 shares of our common stock upon exercise of convertible provisions of notes payable in settlement of the principal in the amount of $124,969 subsequent to the fiscal year end February 28, 2014 and to the date of this report.

b)

The Company has continued to negotiate a joint venture or acquisition agreement with respect to a copper mining project in Mexico and expects to enter into a letter of intent for the project by the end of the next fiscal quarter, February 28, 2014.

Exhibit 21.1

LIST OF SUBSIDIARIES OF FOCUS GOLD CORPORATION

Focus Gold Financial Corp. (55%)

Focus Gold Commercial Resolution, Inc. (55%)