Form 10-K/A
period 2014-02-28
FOCUS GOLD Corp
filed 2014-07-15
CIK 1360564

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A:

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

AMENDMENT

The sole purpose for the amended report is to include the Report of Independent Registered Public Accounting Firm.

PART I

As used in this Annual Report on Form 10-K/A ("Annual Report"), references to “we,” “us,” “our,” “Focus Gold,” or “our Company” refers to Focus Gold Corporation, a Nevada corporation.

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

PART IV

ITEM 15.	EXHIBITS

Exhibit No.	Description

21.1	List of Subsidiaries*
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a)*
31.1	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a)*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sect 1350*
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Sect 1350*
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
101.LAB	XBRL Label Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *

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

July 15, 2014

/s/ Michael Choo
Michael Choo
Chief Executive Officer and Director

To the Board of Directors and

Stockholders of Focus Gold Corporation and Subsidiaries (An Exploration Stage Company)

We have audited the accompanying consolidated balance sheet of Focus Gold Corporation and Subsidiaries as of February 28, 2014, and the related consolidation statement of operations, changes in stockholders’ deficit, and cash flows for the year ended February 28, 2014. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of February 28, 2013, were audited by other auditors, whose report dated May 31, 2013, expressed an unqualified opinion on those consolidated financial statements and also included an explanatory paragraph that raise substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Focus Gold Corporation as of February 28, 2014, and the results of its operations and its cash flows for the year ended February 28, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the company is in the exploration stage and has suffered recurring losses from operations. This raises substantial doubt about the company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

July 15, 2014

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

The exercise price may be adjusted to a lower amount where the Company grants or sells shares or options or other convertible securities at a price that is lower than the then in effect conversion price.  At any time up and until 180 days from the date of the June 8% Note, the Company has the option to redeem the June 8% Note for payment to the note holder ranging from 115% to 140% of the unpaid principal amount of the June 8% Note.  In event of default, the Company is required to pay the note holder the greater of (i) 150% of the principal as well as interest and other amounts payable to the note holder or (ii) parity value of the common shares that would be issuable upon conversion multiplied by the highest closing price for the common stock during the period beginning on the date of the first occurrence of the default and ending one day prior to the mandatory payment date.  In the event of default interest on the June 8% Note accrues at the rate of 22% per annum.  The June 8% Note has been determined to have a derivative liability related to its conversion feature with a fair value of $110,035 at June 7, 2013 which was recorded as a discount to the debt of $47,500 and $62,535 of interest and financing fees.  This note had a balance due of $43,200 at February 28, 2014. The Company is currently in default of this note because of late filing in their 10-K/A as of February 28, 2014.

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

On October 28, 2013, the Company issued an 8% convertible promissory note (the “October 8% Note”) for a principal amount of $65,000 to Asher Enterprises.  The Company received net proceeds of $65,000.  The October 8% Note is due and payable July 30, 2014 and accrues interest on the outstanding principal balance at the rate of 8% per annum.  Any time after 180 days following the date of this note, the June 8% Note is convertible into shares of the Company's common stock at a conversion price that is equal to 35% of the lowest trading price during the ten trading days preceding the date of conversion.  The exercise price may be adjusted to a lower amount where the Company grants or sells shares or options or other convertible securities at a price that is lower than the then in effect conversion price.  At any time up and until 180 days from the date of the October 8% Note, the Company has the option to redeem the October 8% Note for payment to the note holder ranging from 115% to 140% of the unpaid principal amount of the October 8% Note.  In event of default, the Company is required to pay the note holder the greater of (i) 150% of the principal as well as interest and other amounts payable to the note holder or (ii) parity value of the common shares that would be issuable upon conversion multiplied by the highest closing price for the common stock during the period beginning on the date of the first occurrence of the default and ending one day prior to the mandatory payment date.  In the event of default interest on the October 8% Note accrues at the rate of 22% per annum. The Company is currently in default of this note because of late filing in their 10-K/A as of February 28, 2014.This note had a balance due of $65,000 at November 30, 2013. The Company has determined that the convertible feature of the Asher Note is a derivative liability with fair value of $290,326 at the date of receipt. The fair value of the derivative liability was calculated using the Black Scholes option pricing model with the following assumptions: expected life of 0.671 years; volatility of 352.49%; no dividend yield; and a risk free interest rate of .18%. The fair value of the derivative liability was recorded as a discount to the debt of $65,000 and $225,326 of interest and finance fees.  This discount is being amortized to amortization of debt discount over the term of the note. The unamortized discount and the fair value of the derivative liability at February 28, 2014 was $33,163 (February 28, 2013 - $nil) and $424,805 (February 28, 2013 - $nil) respectively. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. The fair value of the derivative liability at February 28, 2014 was determined using the Black Scholes option pricing model with the following assumptions: expected life of .334 years; volatility of 420.44%; no dividend yield; and a

FOCUS GOLD CORPORATION

(An exploration stage company)

Notes to Consolidated Financial Statements

For the years ended February 28, 2014 and February 28, 2013

risk free interest rate of 0.16%. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations.

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