Form 10-Q
period 2014-05-31
FOCUS GOLD Corp
filed 2014-07-21
CIK 1360564

_________________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________________________________________________________________

FORM 10-Q

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

There were 1,469,622,487 shares of common stock issued and outstanding as of July 18, 2014.

FOCUS GOLD CORPORATION

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

May 31, 2014

TABLE OF CONTENTS

Signatures

FOCUS GOLD CORPORATION

Quarterly Report on Form 10-Q

For The Quarterly Period Ended May 31, 2014

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this quarterly report include statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve risks and uncertainties regarding our ability to successfully refinance our debt, the availability of additional financing for working capital purposes, our ability to successfully restructure our exploration and development business (i.e., gold, silver, platinum and copper), our ability to successfully execute our business plan with respect to our proposed energy exploration and development business, availability of financing, and other factors.  Forward-looking statements are made, without limitation, in relation to our business plans, availability of funds and operating costs.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  Actual events or results may differ materially.  In evaluating these statements, you should consider various factors outlined in our annual report on Form 10-K for the year ended February 28, 2014, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the “SEC”).  These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Part I  Item 1.

Financial Statements

The following unaudited condensed consolidated  interim financial statements of Focus Gold Corporation and its controlled subsidiaries, Focus Gold Financial Corp. and Focus Gold Commercial Resolution, Inc. (sometimes referred to as “we”, “us”, “our Company” or “Focus Gold”) are included in this quarterly report on Form 10-Q:

Page
2
Condensed Consolidated Balance Sheets at May 31, 2014 (unaudited) and February 28, 2014	3
Condensed Consolidated Statements of Operations for the three month period ended May 31, 2014 and 2013	4
Condensed Consolidated Statements of Cash Flows for the three month period ended May 31, 2014 and 2013	5
Notes to Unaudited Condensed Consolidated Financial Statements	6

It is the opinion of management that the interim condensed consolidated financial statements for the three months ended May 31, 2014 and 2013 include all adjustments necessary in order to ensure that the condensed consolidated financial statements are not misleading. These condensed Consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual financial statements for the year ended February 28, 2014. All adjustments are of a normal recurring nature. These interim condensed consolidated financial statements should be read in conjunction with our Company’s audited annual financial statements as of and for the year ended February 28, 2014.

FOCUS GOLD CORPORATION
Condensed Consolidated Balance Sheets

ASSETS
	May 31, 2014	February 28, 2014
	(Unaudited)	(Audited)
Current Assets
Cash	$ 38,089	$ 34,758
Receivables	130	978
Due from third party	270	10,700
Deferred loan costs	8,129	-
Prepaid expenses	-	196
Total Current Assets	46,618	46,632
Total Assets	$ 46,618	$ 46,632
LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 1,132,188	$ 998,744
Bank overdraft	5,814	-
Convertible notes payable, net of discounts	655,111	635,155
Derivative liabilities	1,011,866	6,475,564
Due to third party	200	200
Payroll liabilities	145	16
Total Current Liabilities	2,805,324	8,109,679
Other Liabilities
Convertible notes payable, net of discounts-Long-term	11,867	3,597
Long-term notes payable	510,000	510,000
Total Other Liabilities	521,867	513,597
Stockholders' Deficit
Series C Preferred stock, $0.00001 par value, 1,000,000 authorized and outstanding as of May 31, 2014 and nil authorized and outstanding at February 28, 2014	10	10
Common stock, $0.0001 par value, authorized 2,000,000,000 shares, 1,469,662,487 shares issued and outstanding as of May 31, 2014 and 672,046,891 shares issued and outstanding as of February 28, 2014	146,966	67,205
Additional paid-in capital	19,967,408	19,651,040
Subscription receivable	(7,900)	(12,900)
Accumulated deficit	(23,345,886)	(28,278,679)
Total Focus Gold Stockholders' Deficit	(3,239,402)	(8,573,324)
Non-controlling interest in subsidiary	(41,170)	(3,320)
Total Stockholders' Deficit	(3,280,572)	(8,576,644)

Total Liabilities and Stockholders' Deficit	$ 46,618	$ 46,631

The accompanying notes are an integral part of these condensed consolidated financial statements

FOCUS GOLD CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
	For the Quarter Ended
	May 31, 2014	May 31, 2013
Revenues	$ 58,791	$ -
Cost of sales	-	-
Gross Profit	58,791	-

Operating Expenses
Consulting fees	45,000	-
Payroll expenses	135,689	-
General & administrative expenses	36,554	199,017
Total Operating Expenses	217,243	199,017
Other Income (Expenses)
Interest income	-	-
Amortization of debt discount	(43,784)	(161,878)
Amortization of loan costs	(871)
Interest and financial fees	(151,723)	(87,250)
Change in derivative liabilities	5,235,203	(1,590,371)
Total Other Income (Expenses)	5,038,825	(1,839,499)

Net Income (Loss) from Continuing Operations	$ 4,880,373	$ (2,038,516)

Less: net loss attributable to minority interest of subsidiaries	52,420	-
Net Income (Loss)	4,932,793	(2,038,516)
Preferred Share Dividends	-	2,774
Net Income (Loss) Attributable to Focus Gold Common Stockholders	$ 4,932,793	$ (2,041,290)
Basic Net Income (Loss) Per Share, Continuing Operations	$ 0.01	$ 0.11
Basic Net Income (Loss) Per Share, Discontinued Operations	$ 0.01	$ (0.11)
Weighted average number of shares outstanding, basic	841,915,327	18,179,766
Diluted Net Income (Loss) Per Share, Continuing Operations	$ 0.00	$ 0.11
Diluted Net Income (Loss) Per Share, Discontinued Operations	$ 0.80	$ (0.11)
Weighted average number of shares outstanding, diluted	1,051,752,404	18,179,766

The accompanying notes are an integral part of these condensed consolidated financial statements

FOCUS GOLD CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Quarter Ended
	May 31, 2014	May 31, 2013
Operating Activities
Net Loss	$ 4,880,373	$ (2,038,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	43,784	161,878
Amortization of deferred loan costs	871	-
Non-cash interest and financial fees	151,723	85,155
Change in derivative liabilities	(5,235,203)	1,590,372
Change in operating assets and liabilities:
(Increase) in receivables	846	-
Decrease/(Increase) in prepaid expenses	195	(2,942)
Increase/(Decrease) in accounts payable and accrued expenses	7,299	(5,246)
Increase/(Decrease) in payroll liabilities	129	-
Increase in accounts payable and accrued expenses - related	-	(23,093)
Net Cash Used in Operating Activities	(149,983)	(232,393)
Financing Activities
Proceeds from bank overdraft	5,814	0
Proceeds from the sale of common stock	-	100,000
Proceeds from notes payable	147,500	-
Proceeds from note receivable	-	193,602
Net Cash Provided by Financing Activities	153,314	293,602
Net Increase in Cash	$ 3,331	$ 61,210
Cash at Beginning of Period	$ 34,758	$ 1,237
Cash at End of Period	$ 38,089	$ 62,447
Cash paid for
Interest	$ -	$ -
Income Taxes	$ -	$ -
Supplemental schedule of non-cash financing activities
Conversion of convertible debt	$ 132,649	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements

FOCUS GOLD CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

For the three month periods ended May 31, 2014 and 2013

1. Organization and Description of Business

Focus Gold Corporation (the "Company") was incorporated on December 23, 2005 under the laws of the State of Nevada under the name Real Estate Referral Center Inc. On April 21, 2009, the Company changed its name to Gold Bag, Inc. and, effective June 6, 2011, to Focus Gold Corporation. In October 2010, the Company entered into an option agreement with Victoria Gold Inc. for the right to explore and purchase mineral claims located in Ontario, Canada and since that time the Company’s principal business has been the acquisition and exploration of mineral resources.  During the quarter ended May 31, 2014, the Company began discussions of forming a joint venture relating to a copper mine operation in Mexico, which it continues to pursue.

During the quarter ended November 30, 2013, the Company also developed a plan to expand its business operations to include the operation and acquisition of receivables management companies in order to generate positive cash flow in the short term, to augment expected future revenues from its existing operations. That new operation commenced in December 2013 with the acquisition of a 55 percent interest in two subsidiaries, Focus Gold Financial Corp., a Florida corporation, and Focus Gold Commercial Resolution, Inc., also a Florida corporation.  The former focuses on retail collections activities and the latter, on commercial collections.  The two subsidiaries have opened offices in upstate New York, near Buffalo, have engaged employees and commenced business operations and began generating operating revenues as of January, 2014.  Now that the basic operating models are in place, the Company plans to begin roll-up acquisitions in both the retail and commercial receivables operations should be spun-off to a separate public company so that the Company can focus on mineral resources operations..

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

2. Significant Accounting Policies

(a)

Basis of Presentation

These condensed consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. All significant intercompany transactions have been eliminated.

FOCUS GOLD CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

For the three month periods ended May 31, 2014 and 2013

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation of its financial condition and results of operations for the interim periods presented in this Quarterly Report on Form 10-Q have been included.  Operating results for the interim periods are not necessarily indicative of financial results for the full year.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2014.

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

FOCUS GOLD CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

For the three month periods ended May 31, 2014 and 2013

(f)

Estimates

The preparation of these Condensed Consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant areas requiring the use of management estimates derivative liability, useful lives for amortization, valuation allowances for future income tax assets, fair value of non-cash stock-based compensation and reclamation and environmental obligations. Actual results, as determined by future events, may differ from these estimates.

(g)

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended May 31, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

(h)

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company continued to incur losses from operations and has an accumulated deficit of $23,345,886 since entry into the exploration stage. Additionally, the Company is in default of various notes with principal amounts aggregating $337,670. The Company changed its principal business to the development and exploitation of mineral properties in October 2010, and expanded into accounts receivable management in December 2013, but has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

FOCUS GOLD CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

For the three month periods ended May 31, 2014 and 2013

(k)

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

Given the conditions surrounding the trading of the Company’s equity securities, the Company values its derivative instruments related to embedded conversion features and warrants from the issuance of convertible debentures in accordance with the Level 3 guidelines. For the three month period ended May 31, 2014, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these Condensed Consolidated financial statements. The fair value of warrants and embedded conversion features that have exercise reset features are estimated using an adjusted Black-Scholes model based on the Company’s estimation of the likelihood of the occurrence of a reset.

	Balance at February 28, 2014	New Issuances	Reductions	Changes in Fair Value	Balance at May 31, 2014 (Unaudited)
Derivative liabilities from:
Conversion features	$ 3,518,283	$ 59,915	$ (288,411)	$ (2,730,266)	$ 559,521
Warrants	2,957,281	-		(2,504,936)	452,345
	$ 6,475,564	$ 59,915	$ (288,411)	$ (5,235,202)	$ 1,011,866

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

3. Acquisitions

In November 2013, we acquired 2 controlled (55%) subsidiaries, Focus Gold Commercial Resolutions, Inc. and Focus Gold Financial Group, engaged in the business of accounts receivable collections and management and also continued seeking mining company acquisitions10

FOCUS GOLD CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

For the three month periods ended May 31, 2014 and 2013

On February 8, 2013, our wholly owned subsidiary Focus Gold Mexico Limited entered into a share purchase agreement with three individuals, Santiago Leon Avaleyra, Eduardo Zayas Dueñas and Carmen Leticia Calderon Leon, as purchasers, to sell our 50 shares of common stock in Fairfields Gold, S.A. de C.V. for $1,900,000 or purchasers can return the original consideration from the December 31, 2010 transaction (512,500 shares of our common stock) on the closing date of February 20, 2013. On closing, we received as consideration 512,501 shares of our common stock with an aggregate fair value as at February 8, 2013 of $66,625. The 512,501 shares of common stock received has been recorded as treasury stock on the condensed consolidated balance sheet pending cancellation. The shares have been cancelled in the year ended February 28, 2014.

4. Notes Payable

In September 2011, the Company entered into two Demand Promissory Notes (the “Notes”) in the aggregate amount of $270,000. The Notes were due upon demand after November 14, 2011 ($200,000, the “September 14, 2011 Note”) and November 19, 2011 ($70,000, the “September 19, 2011 Note”). The Notes bear interest at the rate of 2% per month calculated and compounded monthly and a commitment arrangement and placement fee of $67,500 per month (less interest). On June 14 and 19, 2012 the Company entered into a Promissory Note Amending Agreement with the holders of the Notes where by the note holders agreed to extend the maturity of the September 14, 2011 Note to September 14, 2012 and the September 19, 2011 Note to September 19, 2012 and to settle outstanding commitment, arrangement and placement fees of $554,825 in exchange for 200,000 shares of the Company’s common stock, and eliminate any future commitment, arrangement and placement fees under these promissory notes. In September 2012 the Notes with a principal amount of $270,000 matured without payment and are in default thereafter and as of May 31, 2014.

Under the terms of the Notes as modified, in the event of non-payment by the Company at maturity, the interest rate on the Notes increases to 5% per month and the Company is required to issue 57,500 and 20,000 shares of the Company’s common stock respectively in advance for each month of non-payment of the Notes.  During the nine month period ended November 30, 2013 the Company issued the note holders 497,500 shares of the Company’s common stock in settlement of $53,484 of penalty shares.  The fair value at May 31, 2014 of the penalty shares outstanding of $194 (February 28, 2014, $279) and accrued interest of $677,284 (February 28, 2014, $542,638) are included in notes payable in the Condensed Consolidated balance sheets.

On March 22, 2012 the Company issued a Convertible Promissory Note to JMJ Financial (“JMJ”) in aggregate principal amount of $2,110,000 (the “JMJ Note”) to be advanced over time. In consideration for issuing of the JMJ Note and 125,000 warrants, JMJ provided the initial funding of $275,000 and total funding of $356,000 through February 28, 2013). The JMJ Note bears interest at a one-time amount of 10%, matures three years from the date of issuance, is secured by 25% of the Company’s investment property and ownership or other equity interests the Company holds in Focus Celtic Gold Corporation, its wholly owned subsidiary, and is convertible into shares of the Company’s common stock, at JMJ’s option, at a conversion price, equal to 80% of the average of the three lowest trade prices for the Company’s common stock during the 20 trading days prior to the conversion. The Note was issued with a 10% original issue discount. The original issue discount of $39,556 is being accreted to amortization of debt discount over the term of the note. JMJ has agreed to restrict their ability to convert the JMJ Note and receive shares of common stock so that the number of shares of common stock held by JMJ and its affiliates in the aggregate after such conversion or exercise, does not exceed 4.99% of the then issued and outstanding shares of the Company’s common stock. No interest or principal payments are required until the maturity date. The Note may be prepaid at any time prior to Maturity Date at 150%. The 125,000 warrants issued to JMJ entitle JMJ to purchase up to 125,000 shares of the Company’s common stock at $4.00 per share, subject to adjustment to maintain an aggregate exercise price of $500,000. The 125,000 common share purchase warrants may in certain circumstances be exercised in whole or part in a cashless exercise equal to the difference between the VWAP on the trading day immediately preceding the date on which the holder elects to exercise the warrant, and the exercise price of the warrant times the number of warrants so being exercised. The warrant exercise price may be adjusted to a lesser amount than $4.00 where, at any time while the warrant is outstanding, and the Company sells or grants an option to purchase or sell, or grants any right to re-price, or issues any share of common stock or security convertible into the Company’s common stock, at an effective price less than the $4.00 exercise price, the exercise price shall be reduced to that lesser amount. The warrant is non-transferrable. The Company has determined that the warrants and the convertible feature of the JMJ Note are derivative liabilities with fair values of $418,531 and $867,469 respectively at their dates of issue. The fair value of the derivative liability was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 3.0 years; volatility of 102.6%; no dividend yield; and a risk free interest rate of 0.56%. The fair value of the derivative liability was recorded as a discount to the debt of $337,692 and $948,308 of interest and financing fees. The discount is being amortized to amortization of debt discount over the term of the JMJ Note. The unamortized discount at May 31, 2014 was $52,493 (February 28, 2014 - $68,864). The outstanding balance on the principal as of May 31, 2014 was $284,578. The Company is currently in default of this note because of the late filing in their 10-K/A as of February 28, 2014.

FOCUS GOLD CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

For the three month periods ended May 31, 2014 and 2013

At May 31, 2014, the fair value of the derivative liability on the warrants and conversion feature was determined to be $452,346 (February 28, 2014 - $2,107,671) and $325,463 (February 28, 2014 - $2,957,281) respectively. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. The principal balance due on the note at May 31, 2014 was $284,578. The fair value of the derivative liability at May 31, 2014 was determined using the Black Scholes option pricing model with the following assumptions: expected life of .808 years; volatility of 371.09%; no dividend yield; and a risk free interest rate of 0.15%. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations.

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

The fair value of the warrants was calculated at the grant date using the Black-Scholes option pricing model with the following assumptions: expected life of 3.0 years; volatility of 91.32%; no dividend yield; and a risk free interest rate of 0.34%.   The GEL Note was determined to have a derivative liability related to its conversion feature with a fair value of $104,954 at July 23, 2012 which was recorded as a discount to the debt of $100,000 and $4,954 of interest and financing fees. The fair value of the derivative liability was determined at the grant date using the Black-Scholes option pricing model with the following assumptions: expected life of 1 year; volatility of 84.96%; no dividend yield; and a risk free interest rate of 0.14%. The discount was amortized to amortization of debt discount over the term of the note and has been fully amortized. During the year ended May 31, 2014, the holder of the GEL Note exercised conversion rights and the Company issued an aggregate 64,326,531 shares of its common stock for $18,080 principal amount of this note.  The outstanding principal balance of the GEL Note at May 31, 2014 was $37,670 (February 28, 2014 $59,000).  The GEL Note matured July 23, 2013 without payment or settlement and is currently in default.  The Company is currently in default of this note because of late filing in their 10-K/A as of February 28, 2014.

At May 31, 2014, the fair value of the derivative liability conversion feature was determined to be $98,181 (February 28, 2014 - $115,529) respectively. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. The fair value of the derivative liability at May 31, 2014 was determined using the Black Scholes option pricing model with the following assumptions: expected life of 0.334 years; volatility of 404.91%; no dividend yield; and a risk free interest rate of 0.15%. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations.

FOCUS GOLD CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

For the three month periods ended May 31, 2014 and 2013

On December 20, 2012, the Company entered into a 6% convertible promissory note with William Leiberman in the amount of $50,000 in settlement of litigation between the parties (the “Leiberman Note”).  The Leiberman Note matured on September 30, 2013 and has a redemption premium of 110% of the principal amount including 6% interest payable on the principal amount.   The holder of the Leiberman Note may convert the principal amount and interest to shares of the Company’s common stock at any time at a conversion price equal to a 15% discount to the lowest closing price during the five trading days immediately prior to conversion notice, as reported by nasdaq.com. The Company has determined that the convertible feature of the Leiberman Note is a derivative liability with fair value of $29,139 at December 20, 2012 which was recorded as a discount to the debt of $29,139 and has been fully amortized to amortization of debt discount over the term of the note.. The fair value of the derivative liability was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 0.6 years; volatility of 113.40%; no dividend yield; and a risk free interest rate of 0.18%. The redemption premium of $5,000 has been fully amortized to amortization of debt discount over the life of the note. The fair value of the derivative liability at May 31, 2014 was $26,312 (February 28, 2013 - $27,278) respectively.  The fair value of the derivative liability at May 31, 2014 was determined using the Black Scholes option pricing model with the following assumptions: expected life of 0.25 years; volatility of 383.07%; no dividend yield; and a risk free interest rate of 0.17%. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. This note is currently in default due to non-payment on maturity date as of September 30, 2013.

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

FOCUS GOLD CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

For the three month periods ended May 31, 2014 and 2013

During the quarter ended May 31, 2014, the holder of the Redwood-Circadian Note exercised conversion rights and the Company issued an aggregate 37,319,123 shares of its common stock for $8,464 principal amount of this note.

At May 31, 2014, the fair value of the derivative liability conversion feature was determined to be $228 (February 28, 2014 - $117,670). The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. The fair value of the derivative liability at May 31, 2014 was determined using the Black Scholes option pricing model with the following assumptions: expected life of .167 years; volatility of 266.16%; no dividend yield; and a risk free interest rate of 0.15%. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations.

On July 25, 2013, the Company issued an 8% convertible promissory note for a principal amount of $17,500 to Redwood Management LLC. The Company received net proceeds of $17,500. The Note is due and payable April 25, 2014 and accrues interest on the outstanding principal balance at the rate of 8% per annum. Any time following the date of this note, the note is convertible into shares of the Company’s common stock at a conversion price that is equal to 50% of the lowest closing trading price for the 20 consecutive trading days prior to conversion.

The exercise price may be adjusted to a lower amount where the Company grants or sells shares or options or other convertible securities at a price that is lower than the then in effect conversion price.  At any time up and until 180 days from the date of the Note, the Company has the option to redeem the Note for payment to the note holder ranging from 115% to 140% of the unpaid principal amount of the June 8% Note.  In event of default, the Company is required to pay the note holder the greater of (i) 150% of the principal as well as interest and other amounts payable to the note holder or (ii) parity value of the common shares that would be issuable upon conversion multiplied by the highest closing price for the common stock during the period beginning on the date of the first occurrence of the default and ending one day prior to the mandatory payment date.  In the event of default interest on the June 8% Note accrues at the rate of 22% per annum.  The Note has been determined to have a derivative liability related to its conversion feature with a fair value of $35,783 at July 25, 2013 which was recorded as a discount to the debt of $17,500 and $18,283 of interest and financing fees.  This note had a balance due of $17,500 and accrued interest of $1,731 at May 31, 2014. The Company is currently in default of this note because of late filing in their 10-K/A as of February 28, 2014.

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

The exercise price may be adjusted to a lower amount where the Company grants or sells shares or options or other convertible securities at a price that is lower than the then in effect conversion price.  At any time up and until 180 days from the date of the June 8% Note, the Company has the option to redeem the June 8% Note for payment to the note holder ranging from 115% to 140% of the unpaid principal amount of the June 8% Note.  In event of default, the Company is required to pay the note holder the greater of (i) 150% of the principal as well as interest and other amounts payable to the note holder or (ii) parity value of the common shares that would be issuable upon conversion multiplied by the highest closing price for the common stock during the period beginning on the date of the first occurrence of the default and ending one day prior to the mandatory payment date.  In the event of default interest on the June 8% Note accrues at the rate of 22% per annum.  The June 8% Note has been determined to have a derivative liability related to its conversion feature with a fair value of $110,035 at June 7, 2013 which was recorded as a discount to the debt of $47,500 and $62,535 of interest and financing fees.  This note had a balance due of $0 at May 31, 2014.

FOCUS GOLD CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

For the three month periods ended May 31, 2014 and 2013

The fair value of the derivative liability was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 0.80 years; volatility of 95.33%; no dividend yield; and a risk free interest rate of 0.08%. The discount is being amortized to amortization of debt discount over the term of the note. The unamortized discount and the fair value of the derivative liability at May 31, 2014 was $0 (February 28, 2013 - $nil) and $0 (February 28, 2013 - $nil) respectively. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. This note is fully converted and paid out as of May 31, 2014.

On October 28, 2013, the Company issued an 8% convertible promissory note (the “October 8% Note”) for a principal amount of $65,000 to Asher Enterprises.  The Company received net proceeds of $65,000.  The October 8% Note is due and payable July 30, 2014 and accrues interest on the outstanding principal balance at the rate of 8% per annum.  Any time after 180 days following the date of this note, the June 8% Note is convertible into shares of the Company's common stock at a conversion price that is equal to 35% of the lowest trading price during the ten trading days preceding the date of conversion.  The exercise price may be adjusted to a lower amount where the Company grants or sells shares or options or other convertible securities at a price that is lower than the then in effect conversion price.  At any time up and until 180 days from the date of the October 8% Note, the Company has the option to redeem the October 8% Note for payment to the note holder ranging from 115% to 140% of the unpaid principal amount of the October 8% Note.  In event of default, the Company is required to pay the note holder the greater of (i) 150% of the principal as well as interest and other amounts payable to the note holder or (ii) parity value of the common shares that would be issuable upon conversion multiplied by the highest closing price for the common stock during the period beginning on the date of the first occurrence of the default and ending one day prior to the mandatory payment date.  In the event of default interest on the October 8% Note accrues at the rate of 22% per annum. The Company is currently in default of this note because of late filing in their 10-K/A as of February 28, 2014.This note had a principal balance due of $7,450 at May 31, 2014.

The Company has determined that the convertible feature of the Asher Note is a derivative liability with fair value of $290,326 at the date of receipt. The fair value of the derivative liability was calculated using the Black Scholes option pricing model with the following assumptions: expected life of 0.671 years; volatility of 352.49%; no dividend yield; and a risk free interest rate of .18%. The fair value of the derivative liability was recorded as a discount to the debt of $65,000 and $225,326 of interest and finance fees.  This discount is being amortized to amortization of debt discount over the term of the note. The unamortized discount and the fair value of the derivative liability at May 31, 2014 was $0 (February 28, 2014 - $33,163) and $20,610 (February 28, 2014 - $424,805) respectively. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. The fair value of the derivative liability at May 31, 2014 was determined using the Black Scholes option pricing model with the following assumptions: expected life of .164 years; volatility of 267.21%; no dividend yield; and a risk free interest rate of 0.15%. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations.

FOCUS GOLD CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

For the three month periods ended May 31, 2014 and 2013

On November 1, 2013, the Company issued a 5% convertible promissory note (the “November 5% Note”) for a principal amount of $12,500 to Common Stock, LLC.  The Company received net proceeds of $12,500.  The November 5% Note is due and payable October 31, 2014 and accrues interest on the outstanding principal balance at the rate of 5% per annum.  Any time after 180 days following the date of this note, the November 5% Note is convertible into shares of the Company's common stock at a conversion price that is equal to 50% of the average closing stock price during the ten trading days preceding the date of conversion.  The exercise price may be adjusted to a lower amount where the Company grants or sells shares or options or other convertible securities at a price that is lower than the then in effect conversion price. This note had a balance due of $7,145 at May 31, 2014. The Company has determined that the convertible feature of the Common Stock LLC Note is a derivative liability with fair value of $15,543 at the date of receipt. The fair value of the derivative liability was calculated using the Black Scholes option pricing model with the following assumptions: expected life of 0.997 years; volatility of 394.90%; no dividend yield; and a risk free interest rate of .17%. The fair value of the derivative liability was recorded as a discount to the debt of $12,500 and $3,043 of interest and finance fees.  This discount is being amortized to amortization of debt discount over the term of the note. The unamortized discount and the fair value of the derivative liability at May 31, 2014 was $0 (February 28, 2014 - $8,290) and $6,895 (February 28, 2014 - $26,417) respectively. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. The Company is currently in default of this note because of late filing in their 10-K/A as of February 28, 2014.

The fair value of the derivative liability at May 31, 2014 was determined using the Black Scholes option pricing model with the following assumptions: expected life of .419 years; volatility of 389.98%; no dividend yield; and a risk free interest rate of 0.15%. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations.

On December 11, 2013 the Company issued a Convertible Promissory Note to JMJ Financial (“JMJ”) in aggregate principal amount of $335,000 (the “JMJ Note”) to be advanced over time. In consideration for issuing of the JMJ Note, JMJ provided the initial funding of $31,267. The JMJ Note bears interest at a one-time amount of 10%, matures two years from the date of issuance, is secured by 25% of the Company’s investment property and ownership or other equity interests the Company holds in Focus Celtic Gold Corporation, its wholly owned subsidiary, and is convertible into shares of the Company’s common stock, at JMJ’s option, at a conversion price, equal to 60% of the average of the three lowest trade prices for the Company’s common stock during the 25 trading days prior to the conversion. The Note was issued with a 10% original issue discount. The original issue discount of $2,917 is being accreted to amortization of debt discount over the term of the note. JMJ has agreed to restrict their ability to convert the JMJ Note and receive shares of common stock so that the number of shares of common stock held by JMJ and its affiliates in the aggregate after such conversion or exercise, does not exceed 4.99% of the then issued and outstanding shares of the Company’s common stock. No interest or principal payments are required until the maturity date. The Note may be prepaid at any time prior to Maturity Date at 150%. The Company has determined that the convertible feature of the JMJ Note are derivative liabilities with fair values of $77,201 the date of issue. The fair value of the derivative liability was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 2 years; volatility of 329.38%; no dividend yield; and a risk free interest rate of 0.17%. The fair value of the derivative liability was recorded as a discount to the debt of $25,000 and $52,201 of interest and financing fees. The discount is being amortized to amortization of debt discount over the term of the JMJ Note. The unamortized discount at February 28, 2014 was $21,918. The Company is currently in default of this note because of late filing in their 10-K/A as of February 28, 2014.

FOCUS GOLD CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

For the three month periods ended May 31, 2014 and 2013

At May 31, 2014, the fair value of the derivative liability on the conversion feature was determined to be $51,075. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. The principal balance due on the note at May 31, 2014 was $31,267. The fair value of the derivative liability at May 31, 2014 was determined using the Black Scholes option pricing model with the following assumptions: expected life of 1.532 years; volatility of 360.21%; no dividend yield; and a risk free interest rate of 0.15%. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations.

On March 10, 2014 the Company issued an 8% convertible promissory note (the “March 8% Note”) for a principal amount of $12,500 to Asher Enterprises.  The Company received net proceeds of $12,000.  The March 8% Note is due and payable December 13, 2014 and accrues interest on the outstanding principal balance at the rate of 8% per annum.  Any time after 180 days following the date of this note, the March 8% Note is convertible into shares of the Company's common stock at a conversion price that is equal to 35% of the lowest trading price during the ten trading days preceding the date of conversion. . The Company is currently in default of this note because of late filing in their 10-K/A as of February 28, 2014. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

The exercise price may be adjusted to a lower amount where the Company grants or sells shares or options or other convertible securities at a price that is lower than the then in effect conversion price.  At any time up and until 180 days from the date of the March 8% Note, the Company has the option to redeem the March 8% Note for payment to the note holder ranging from 115% to 140% of the unpaid principal amount of the March 8% Note.  In event of default, the Company is required to pay the note holder the greater of (i) 150% of the principal as well as interest and other amounts payable to the note holder or (ii) parity value of the common shares that would be issuable upon conversion multiplied by the highest closing price for the common stock during the period beginning on the date of the first occurrence of the default and ending one day prior to the mandatory payment date.  In the event of default interest on the June 8% Note accrues at the rate of 22% per annum. This note had a balance due of $12,500 and accrued interest of $227at May 31, 2014.

On April 21, 2014, the Company issued an 8% convertible promissory note for a principal amount of $337,500 with Typenex Co-Investment, LLC.  The proceeds are to be paid in installments carrying with it an OID of $30,000 and $7,500 for legal fees. The Company received net proceeds of $50,000 from the first installment of $62,500 recording an OID of $5,000 and legal fees of $7,500.  Each installment is due and payable 13 months after the date of the installment (5/21/2015 for the first installment) Any time following the date of this note, the Note is convertible into shares of the Company's common stock at a conversion price that is equal to the fixed price $0.0015. This note had a balance due of $62,500 May 31, 2014. The Note is convertible into shares of the Company's common stock at a conversion price that is equal to $0.0015.

The Company has determined that the convertible feature of the Typenex Co-Investment, LLC. Note is a derivative liability with fair value of $59,915 at the date of receipt. The fair value of the derivative liability was calculated using the Black Scholes option pricing model with the following assumptions: expected life of 1.082 years; volatility of 392.22%; no dividend yield; and a risk free interest rate of .15%. The fair value of the derivative liability was recorded as a discount to the debt of $59,915.  This discount is being amortized to amortization of debt discount over the term of the note. The unamortized discount and the fair value of the derivative liability at May 31, 2014 was $53,374 (February 28, 2014 - $nil) and $59,461 (February 28, 2014 - $nil) respectively. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. The Company estimates the fair value of this derivative liability at each reporting period and records any change in the fair value of the derivative liability to the statement of operations. . The Company is currently in default of this note because of late filing in their 10-K/A as of February 28, 2014.

FOCUS GOLD CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

For the three month periods ended May 31, 2014 and 2013

On March 21, 2014 the Company issued an 10% convertible promissory note (the “March 10% Note”) for a principal amount of $42,500 to LG Capital Funding, LLC.  The Company received net proceeds of $40,000.  The March 10% Note is due and payable March 21, 2015 and accrues interest on the outstanding principal balance at the rate of 10% per annum.  Any time after 180 days following the date of this note, the March 10% Note is convertible into shares of the Company's common stock at a conversion price that is equal to 55% of the lowest closing bid price during the twenty trading days preceding the date of conversion.  This note had a balance due of $42,500 and accrued interest of $827 at May 31, 2014. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company is currently in default of this note because of late filing in their 10-K/A as of February 28, 2014.

On May 19, 2014 the Company issued an 8% convertible promissory note (the “May 8% Note”) for a principal amount of $30,000 to Adar Bays, LLC.  The Company received net proceeds of $30,000.  The May 8% Note is due and payable May 19, 2015 and accrues interest on the outstanding principal balance at the rate of 8% per annum.  Any time after 180 days following the date of this note, the March 10% Note is convertible into shares of the Company's common stock at a conversion price that is equal to 55% of the lowest closing bid price during the twelve trading days preceding the date of conversion.  This note had a balance due of $30,000 and accrued interest of $85 at May 31, 2014. The Company is currently in default of this note because of late filing in their 10-K/A as of February 28, 2014. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

Included in total consolidated debt is a series or promissory notes assumed by Focus Gold Financial Corp. in the total principal amount of $145,000, representing working capital loans for the development of the accounts receivable management business acquired by the subsidiary in December 2013.  These notes are owed in various amounts to 10 separate persons or groups.  Interest totaling $6,277 on these notes was accrued as of May 31, 2014.

In addition, a total of $365,000 in acquisition debt incurred in December, 2013 by Focus Gold Commercial Resolution, Inc. on the acquisition of the commercial receivables business, is also included in consolidated debt, along with $15,000 in accrued interest as of May 31, 2014.

As a result of the minority interest adjustment to reflect the ownership of only 55 percent of the two subsidiaries, only a net of 55 percent of these liabilities is actually reflected in the financial statements of the company

5. Share Capital

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

Series C Voting 6% Convertible Preferred Stock:

In October, 2013, Novation Holdings, Inc., (OTCIQ NOHO) subscribed for 1,000,000 shares of Series C Voting Convertible Preferred stock for total consideration of $65,000, to be paid in installments.  As of May 31, 2014, the Series C shares had not yet been issued. The Series C Preferred will carry voting power equal to sixty percent of the total voting power of all classes of stock entitled to vote on any matter, and is convertible after six months at the election of the holder into sixty percent of the total common shares then issued and outstanding after the conversion.  The Statement of Preferences for the Class C Convertible Preferred Stock will be filed with the Secretary of State of Nevada.

FOCUS GOLD CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

For the three month periods ended May 31, 2014 and 2013

(b)

Share issuances, returns and cancellations during the three month period ended May 31, 2014:

During the three month period ended May 31, 2014, the Company issued 797,615,596 shares of its common stock for the exercise of conversions by the convertible note holder in converting principal balanceof $132,649.

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

As of the fiscal year end, February 28, 2011, the board of directors had granted options to purchase 320,000 shares of common stock at $10 per share to 7 persons. Through the three month periods ended May 31, 2014 no further grants of options have been made under this plan.

Expiry date	Exercise price per share	Balance 2/28/2013	Granted	Forfeited	Expired/Cancelled	Balance11/30/2013
February 24, 2016	$10.00	320,000	-	-	-	320,000
		320,000	-	-	-	320,000

All 320,000 stock options granted were exercisable at May 31, 2014.

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

The board of directors reserved 2,500,000 shares of common stock for issuance under the 2012 Plan. Through February 28, 2013, the board of directors had granted 500,000 shares of common stock to one consultant under the 2012 Plan.  During the three month period ended May 31, 2014, no grants were made under the 2012 Plan.

FOCUS GOLD CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

For the three month periods ended May 31, 2014 and 2013

(e)

Share purchase warrants

The continuity of share purchase warrants is as follows:

Expiry date	Exercise price per share	Balance February 28, 2014	Issued	Exercised	Expired	BalanceMay 31, 2014
Class A
October 14, 2016	$10.00	7,500	-	-	-	7,500
Class B
June 2, 2018	$0.10	5,000,000	-	-	-	5,000,000
June 2, 2018	$0.20	5,000,000	-	-	-	5,000,000
Promissory Note Warrants
October 25, 2014	$3.00	33,333	-	-	-	33,333
March 22, 2015	$4.00	125,000	-	-	-	125,000
July 23, 2015	$1.40	71,429	-	-	-	71,429
Total Warrants Outstanding		10,237,262	-	-	-	10,237,262
Weighted average exercise price		$ 3.55	$ -	$ -	$ -	$ 0.22
Average remaining contractual term (years)						1.52

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

FOCUS GOLD CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

For the three month periods ended May 31, 2014 and 2013

March 22, 2015

Transferable with the approval of the Company.  At any time after September 22, 2012, in lieu of the cash payment the holder has the right to convert this warrant in whole or in part without payment of any kind into that number of shares of common stock of the Company equal to the quotient obtained by dividing the aggregate of the VWAP price of the Company’s common stock on the day immediately preceding the conversion less the aggregate purchase price of the shares being exercised divided by the VWAP of the Company’s common stock on the day immediately preceding the conversion.  The March 22, 2015 warrants provide the warrant holder with down round protection where the Company issues any shares, or grants any warrant or convertible security, or re-prices a security, at less than the effective exercise price of the March 22, 2015 warrant at that time, then the effective exercise price shall be lowered to such lesser amount. As at May 31, 2014, the Company has estimated the re-priced warrant from 125,000 common shares at $4.00 per share to 151,515,152 common shares at $0.0033 per share.

6. Related Party Transactions

In December, 2013, the Company acquired a 55 percent controlling interest in two subsidiaries, Focus Gold Financial Corp., and Focus Gold Commercial Resolution, Inc. and commenced the operation of new accounts receivable management services with offices located in Cheektowaga, New York.  The two subsidiaries have commenced operations, leased office space, hired employees and begun to generate revenues.  It is expected that 20 to 25 total employees will be working in the two subsidiaries by April 30, 2014.  Initial operations of the two subsidiaries have been funded with the proceeds of the subscription receivable from Novation Holdings, Inc., which subscribed for 1,000,000 shares of Series C preferred stock of the Company in October, 2013 for a total amount of $65,000.  The remaining 45 percent interest in the two subsidiaries is held by Todd Wier (15%) who has been instrumental in starting up the two new business operations, Michael Gelmon (10%), JBurke Consulting (10%) and Indian River Financial Services, LLC (10%), all of whom provide consulting services to the Company.

In October, 2013, Novation Holdings, Inc., (OTC Pink: NOHO) subscribed for 1,000,000 shares of Series C Voting Convertible Preferred stock for total consideration of $65,000.  The Series C Preferred will carry voting power equal to sixty percent of the total voting power of all classes of stock entitled to vote on any matter, and is convertible after six months at the election of the holder into sixty percent of the total common shares then issued and outstanding after the conversion.  The Statement of Preferences for the Class C Convertible Preferred Stock will be filed with the Secretary of State of Nevada. The full subscription price has been paid and the Series C preferred shares have been issued.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three and three month periods ended May 31, 2014 and 2012 should be read in conjunction with our unaudited interim financial statements and related notes for the three and three month periods ended May 31, 2014 and 2012.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements.

Corporate History

Focus Gold has been an exploration stage issuer focused on the acquisition and development of mining properties. since October 2010.

During the year ended February 28, 2014, we began negotiating the acquisition of an interest in a copper mining project in Mexico and also expanded our operating and business plan by acquiring a 55% controlling interest in two subsidiaries, Focus Gold Commercial Resolution, Inc. and Focus Gold Financial Corp., which are engaged in the accounts receivable management and collection business.

Focus Gold was formed as a Nevada corporation on December 23, 2005 under the name Real Estate Referral Center, Inc. On May 22, 2009, we changed our name to Gold Bag, Inc. and completed a 10:1 forward split of our common stock, paid as a dividend to our shareholders of record at the time. On June 6, 2011, we changed our name to Focus Gold Corporation and our common stock began trading under the symbol “FGLD”.  We condensed consolidated our common stock by completing a 1:20 reverse split on January 14, 2013.

Our principal executive and head office in the United States is now located at 1365 N. Courtenay Parkway, Suite A, Merritt Island, FL 32953, in space provided by an independent financial and management consultant.. Our registered agent is The Corporation Trust Company of Nevada with its office located at 311 S. Division Street, Carson City, NV 89703.

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

Employees

At the close of our fiscal quarter, May31, 2014, we had no full-time employees.  Our controlled subsidiaries had 10 full-time employees

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

Going Concern

The independent auditors’ report accompanying our February 28, 2014 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Results of Operations

We have generated minimal revenues and we have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

Three month period ended May 31, 2014 Compared to Three month period ended May 31, 2013:

We generated $58,791 in revenues for the three month period ended May 31, 2014 and no revenues for the three month period ended May 31, 2013. Net income attributable to the Company increased to $4,880,373 for the three month period ended May 31, 2014 compared to a loss of $(2,038,516) recorded for the three month period ended May 31, 2013. This change was primarily attributable to the non-cash change in derivative liabilities of $5,235,203 recorded in the current quarter compared to the previous quarter of 2014 and other items as noted in the discussion below:

General and Administrative expenses decreased approximately 81.63%, or $162,463, for the three month period ended May 31, 2014 as compared to the comparable prior year period.

Other income and expenses for the three month period ended May 31, 2014 totaled a gain of $5,038,825 compared to a loss of $1,839,499 in the three month period ended May 31, 2013, composed of: $43,784 (2013 - $161,878) from the amortization of the discount recorded on notes payable; $151,723 (2013 - $87,250) of interest and financing fees, and amortization of loan costs of $871 (2013 $nil). In addition, other income and expenses included changes in the fair value of derivative liabilities in the three month period ended May 31, 2014 of a gain of $5,235,203 compared to a loss of $1,590,371 in the three month period ended May 31, 2013.  Management expects the amount of other expenses related to the amortization of debt discounts to be fully amortized in the fiscal year ended 2015. Derivative liabilities fair values are tested at the end of each reporting period and changes in fair value are recorded in the statement of operations as other incomes or expenses.

Liquidity and Capital Resources

Although incorporated in 2005, we began our current operations in October 2010, and have not yet attained a level of operations which allows us to meet our current overhead. As discussed elsewhere in this quarterly report, we have discontinued our interests in our former mineral exploration properties and are now engaged in restructuring our operations and seeking new exploration opportunities.  Our ability to attain profitable operations remains uncertain, particularly given current economic conditions. We will be dependent upon obtaining additional financing in order to adequately fund working capital in order to enable us to restructure our affairs.

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

As of May 31, 2014, our cash balance was $38,089. Accounts payable and accrued liabilities as well as short term payments under contracts as of May 31, 2014 totaled $1,132,188. Our working capital excluding derivative liabilities at May 31, 2014 was a deficit of $1,746,840.

During the three month period ended May 31, 2014, our sole means of meeting our cash flow requirements was through the receipt of funds from sales and convertible debt.

Cash Flows Used in Operating Activities

We have not yet generated positive cash flows from operating activities. For the three month period ended May 31, 2014, net cash flows used in operating activities was $149,983, consisting of a net income of $4,880,373, adjusted by amortization of debt discount of $43,784, amortization of deferred loan costs of $871, non-cash interest and financial fees of $151,723, a decrease in derivative liabilities of $5,235,203, an increase in receivables of $846, a decrease in prepaid expenses of $195, an increase in accounts payable and accrued expenses of $7,299 and an increase in  payroll liabilities of $129.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances or the issuance of equity and debt instruments. For the three month period ended May 31, 2014, net cash flows provided from financing activities was $147,500 compared to $293,602 for the three month period ended May 31, 2014.

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

As of May 31, 2014, our cash balance was $38,089. Accounts payable and accrued liabilities as well as short term payments under contracts as of May 31, 2014 totaled $1,132,188. Our working capital excluding derivative liabilities at May 31, 2014 was a deficit of $1,746,840.  During the twelve month period following the date of this report, we anticipate that we will not generate any revenue unless we complete one or more acquisitions. Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations for and beyond the next twelve months.  However, our ability to raise additional financing on terms that are acceptable to us, or at all, remains uncertain.  We have no lines of credit or other bank financing arrangements.

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

As of May 31, 2014, we carried out an evaluation, under the supervision and with the participation of Gordon F. Lee (our former principal executive officer and also our former principal financial officer) of the effectiveness of our disclosure controls and procedures. Based on the foregoing, Mr. Lee concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting as at our year ended February 28, 2014, as disclosed in our Annual Report on Form 10-K for our fiscal year ended February 28, 2014, which may be considered to be material weaknesses and which had not been resolved as of May 31, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended May 31, 2014 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal quarter ended May 31, 2014, we issued a total of 797,615,596 shares on conversions totaling 132,649 of principal on outstanding notes payable.

During the fiscal quarter ended May 31, 2014, we were required, but through inadvertence failed, to file current reports on Form 8-K to report the unregistered sales of equity securities disclose in Item 2, above, under the heading “Unregistered Sales of Equity Securities and Use of Proceeds”, since the aggregate number of equity shares issued exceeded the threshold for the reporting exemption.

Item 3.

Defaults Upon Senior Securities

None, except for defaults on convertible notes as discussed under Footnote 4 to our financial statements included in this Report.

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

Item 6.

Exhibits

Exhibit No.	Description

Certifications: 31.1 31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1 32.2

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

Dated  July 21, 2014

By: ____/s/ Michael Choo

_____

       Michael Choo

Chairman, Chief Executive Officer, and sole Director