Form 10-Q/A
period 2014-05-31
FOCUS GOLD Corp
filed 2014-07-28
CIK 1360564

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

This Form 10-Q is being amended to include XBRL data that was not included due to software issues.

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

Certifications: 31.1 31.2

Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

Certification of Principal Financial Officer Pursuant to Rule 13a-14 and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

Dated  July 28, 2014

By: ____/s/ Michael Choo

_____

       Michael Choo

Chairman, Chief Executive Officer, and sole Director